Form 10-Q
period 2006-09-30
Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP; MAJESTIC STAR CASINO LLC
filed 2006-11-14
CIK 1366611, 1366612, 1016466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 333-06489

Indiana	THE MAJESTIC STAR CASINO, LLC	43-1664986
Indiana	THE MAJESTIC STAR CASINO CAPITAL CORP.	35-2100872
Indiana	MAJESTIC STAR CASINO CAPITAL CORP. II	20-3879309
(State or other jurisdiction of incorporation or organization)	(Exact name of registrant as specified in its charter)	(I.R.S. Employer Identification No.)

301 FREMONT STREET
LAS VEGAS, NEVADA 89101
(702) 388 - 2224
(Address of principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

As of September 30, 2006, shares outstanding of each of the registrant’s classes of common stock:

Class	Number of shares
Not applicable	Not applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

i

PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements.

 THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,800,070	$32,368,249
Restricted cash	3,326,881	3,190,000
Accounts receivable, less allowance for doubtful accounts of $ 759,183 and
$668,575 as of September 30, 2006 and December 31, 2005, respectively	4,691,976	4,599,414
Inventories	979,798	787,881
Prepaid expenses and deposits	4,320,482	2,433,601
Receivable from affiliate	295,493	169,011
Other current assets	90,615	137,914
Total current assets	40,505,315	43,686,070

Property, equipment and improvements, net	272,773,650	278,132,483
Intangible assets, net	126,260,294	128,854,668
Goodwill	48,341,340	47,250,794

Other assets:
Deferred financing costs, net of accumulated amortization
of $4,925,495 and $2,529,369 as of September 30, 2006 and
December 31, 2005, respectively	13,897,855	15,263,897
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $396,043 and $19,519 as of
September 30, 2006 and December 31, 2005, respectively	2,562,696	2,804,227
Other assets	2,023,514	1,966,693
Total other assets	18,484,065	20,034,817

Total assets	$506,364,664	$517,958,832

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$5,507,220	$3,559,207
Short-term note payable	-	984,590
Current portion of long-term debt	172,448	174,447
Accrued liabilities:
Payroll and related	9,781,895	9,266,247
Interest	22,319,196	7,216,379
Property and franchise taxes	9,435,219	8,415,639
Other accrued liabilities	13,288,737	16,456,976
Total current liabilities	60,504,715	46,073,485

Long-term debt, net of current maturities	526,320,221	547,403,183
Long-term debt pushed down from Majestic Holdco, net of discount of $13,918,300
and $18,203,665 as of September 30, 2006 and December 31, 2005, respectively	49,581,700	45,296,335

Total liabilities	636,406,636	638,773,003

Commitments and contingencies (Note 7)

Member's deficit	(130,041,972)	(120,814,171)

Total liabilities and member's deficit	$506,364,664	$517,958,832
The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Casino	$94,839,802	$69,486,837	$288,667,449	$208,845,447
Rooms	2,943,349	2,004,744	8,556,120	5,716,417
Food and beverage	4,170,994	3,561,963	12,489,828	10,532,339
Other	1,709,908	1,366,804	5,117,603	3,817,281
Gross revenues	103,664,053	76,420,348	314,831,000	228,911,484
Less: promotional allowances	17,274,270	11,683,525	42,965,928	34,259,570
Net operating revenues	86,389,783	64,736,823	271,865,072	194,651,914

OPERATING COSTS AND EXPENSES:
Casino	21,820,463	16,882,422	65,293,510	50,388,047
Rooms	862,425	448,211	2,468,620	1,273,264
Food and beverage	2,111,213	1,468,569	6,388,406	4,434,412
Other	278,216	259,099	767,696	760,976
Gaming taxes	22,282,835	15,025,064	66,738,090	45,075,257
Advertising and promotion	5,651,828	3,951,372	14,190,448	11,346,300
General and administrative	13,272,892	10,815,662	42,538,453	31,388,398
Corporate expense	1,242,897	1,367,628	4,962,562	6,525,812
Economic incentive tax - City of Gary	1,734,721	1,131,164	5,086,735	3,419,136
Depreciation and amortization	7,976,694	5,420,949	23,596,542	16,808,617
Loss on investment in Buffington Harbor
Riverboats, LLC	-	611,448	-	1,820,646
Loss (gain) on disposal of assets	2,158	23,378	(2,146)	61,353
Total operating costs and expenses	77,236,342	57,404,966	232,028,916	173,302,218

Operating income	9,153,441	7,331,857	39,836,156	21,349,696

OTHER INCOME (EXPENSE):
Interest income	127,512	82,747	349,889	181,363
Interest expense	(13,450,864)	(7,474,473)	(40,199,565)	(22,154,497)
Interest expense - debt pushed down
from Majestic Holdco	(1,591,635)	-	(4,661,889)	-
Other non-operating expense	(31,530)	(37,191)	(82,733)	(115,860)
Total other expense	(14,946,517)	(7,428,917)	(44,594,298)	(22,088,994)

Net loss	$(5,793,076)	$(97,060)	$(4,758,142)	$(739,298)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,758,142)	$(739,298)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	21,002,168	14,537,875
Amortization	2,594,374	2,270,742
Amortization of deferred financing costs	2,415,645	-
Amortization of bond discount on 12 1/2% senior discount notes and
deferred financing costs pushed down from Majestic Holdco	4,661,889	-
Loss on investment in Buffington Harbor Riverboats, LLC	-	1,820,646
(Gain) loss on disposal of assets	(2,146)	61,353
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(92,562)	93,411
Related party payables	(126,482)	541,017
Inventories	(191,917)	37,155
Prepaid expenses and deposits	(1,886,880)	(50,971)
Other assets	(9,522)	(602,907)
Accounts payable	832,404	101,738
Accrued payroll and other expenses	515,648	(54,433)
Accrued interest	15,103,402	6,754,803
Other accrued liabilities	(2,389,928)	(1,539,873)
Net cash provided by operating activities	37,667,951	23,231,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(136,881)	390,008
Acquisition of property and equipment	(14,627,486)	(10,072,329)
Additional acquisition costs related to Trump Indiana acquisition	(1,090,546)	-
Increase in prepaid leases and deposits	-	(71,400)
Investment in Buffington Harbor Riverboats, LLC	-	(76,371)
Proceeds from disposal of equipment	718,695	23,900
Net cash used in investing activities	$(15,136,218)	$(9,806,192)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 1/2% senior secured notes	$(207,331)	$-
Issuance costs for the 9 3/4% senior notes	(1,036,655)	-
Issuance costs for the 12 1/2% senior discount notes
pushed down from Majestic Holdco	(206,290)	-
Proceeds from line of credit	26,739,773	23,389,581
Repayment of line of credit	(47,758,609)	(25,349,296)
Advances on revolving credit facility with affiliate	-	(4,453,331)
Repayment of debt	(1,161,085)	-
Distributions to Barden Development, Inc.	(4,469,715)	(6,196,242)
Net cash used in financing activities	(28,099,912)	(12,609,288)

Net decrease in cash and cash equivalents	(5,568,179)	815,778

Cash and cash equivalents, beginning of period	32,368,249	16,721,729

Cash and cash equivalents, end of period	$26,800,070	$17,537,507

	For The Nine Months Ended
	September 30,
	2006	2005
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID	$23,018,800	$15,399,650

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$2,258,169	$359,201
Capital assets acquired from incurring debt	$110,730	$-
Deferred financing and transaction costs related to the Trump acquisition
included in accrued liabilities	$175,080	$851,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. ORGANIZATION

The Majestic Star Casino, LLC (the “Company”) is a wholly owned subsidiary of Majestic Holdco, LLC (“Majestic Holdco”) which is a wholly owned subsidiary of Barden Development, Inc. (“BDI”). The Company was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary (the “City”) at Buffington Harbor, located in Lake County, Indiana on June 7, 1996.

The Company is a multi-jurisdictional gaming company with operations in three states - Indiana, Mississippi and Colorado. The Company owns and operates two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”). As of December 21, 2005, the Company also owns 100% of Buffington Harbor Riverboats, L.L.C. (“BHR”). BHR was previously operated through a joint venture with Trump Indiana, Inc. (“Trump Indiana”). See Note 4 - Trump Indiana Acquisition. Also, as part of the Trump Indiana acquisition, the Company acquired 50% of Buffington Harbor Parking Associates, LLC (“BHPA”) and through an affiliate of the Company, the other 50% interest in BHPA was contributed to the Company. Majestic Star, Majestic Star II, and BHR are referred to collectively as the “Majestic Properties.” Effective August 4, 2006, BHPA was merged into Majestic Star.

The Company also owns other subsidiaries that operate the following “Fitzgeralds-brand” casino properties during the periods presented in the accompanying consolidated financial statements:

•	A casino-hotel located in Tunica County, Mississippi (“Barden Mississippi Gaming, LLC” or “Fitzgeralds Tunica”).

•	A casino located in Black Hawk, Colorado (“Barden Colorado Gaming, LLC” or “Fitzgeralds Black Hawk”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% senior secured notes (the “Senior Secured Notes”) due 2010. MSCC has no assets or operations. See Note 6 - Long Term Debt.

•
Majestic Star Casino Capital Corp. II (“MSCC II”) is a co-obligor with the Company for the $200.0 million 9 ¾% senior notes (the “Senior Notes”) due 2011. MSCC II has no assets or operations. See Note 6 - Long Term Debt.

Following the completion of the defeasance of the remaining Majestic Investor Holdings, LLC (“Investor Holdings”) 11.653% notes (“Investor Notes”), we terminated the existence of Majestic Investor Capital Corp (an entity created to facilitate the issuance of the Investor Notes) effective March 6, 2006. We also merged Majestic Investor, LLC and Investor Holdings into The Majestic Star Casino, LLC on March 21, 2006 and March 22, 2006, respectively, thus making Barden Mississippi Gaming, LLC and Barden Colorado Gaming, LLC direct subsidiaries of The Majestic Star Casino, LLC.

Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited. All intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP” for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the nine months ended September 30, 2006 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2005.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s consolidated balance sheet as of September 30, 2006 and December 31, 2005 includes $49.6 million and $45.3 million, respectively, of senior discount notes (“Discount Notes”), net of original issue discount, issued by Majestic Holdco in connection with the Trump Indiana acquisition in December 2005 (see Note 4). The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the push down of the Discount Notes, the Company is also reflecting $2.6 million and $2.8 million of Discount Notes issuance costs, net of amortization, respectively, on its consolidated balance sheets as of September 30, 2006 and December 31, 2005, and amortization of issuance costs of $126,000 and $377,000, respectively, and bond discount of $1.5 million and $4.3 million, respectively, on its consolidated statement of operations for the three and nine months ended September 30, 2006. A likely scenario for the repayment of the Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J).

TERMINATED SALE OF FITZGERALDS BLACK HAWK - On July 12, 2004, the Company entered into an agreement to sell substantially all of the assets, subject to certain liabilities, of Fitzgeralds Black Hawk. On April 14, 2005, the Company and Legends Gaming, LLC (“Legends”) mutually agreed to terminate the Asset Purchase Agreement dated July 12, 2004, as amended (the “Purchase Agreement”). The Company took an approximately $2.3 million charge related to terminating this agreement. Because the Purchase Agreement was mutually terminated in April 2005, the financial information of Fitzgeralds Black Hawk has been reclassified to be presented as continuing operations. During the period the property was considered as held for sale, no depreciation or amortization expense was recognized on Fitzgeralds Black Hawk’s assets. When the sale was terminated, in April 2005, depreciation and amortization of $1.5 million was caught up for the period in which no depreciation or amortization was recognized.

PURCHASE OF TRUMP INDIANA, INC. - On December 21, 2005, the Company completed the stock purchase of Trump Indiana, which included Trump Indiana’s 50% interests in BHR and BHPA. See Note 4 - Trump Indiana Acquisition.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

PROMOTIONAL ALLOWANCES - Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $12.2 million and $7.5 million for the quarters ended September 30, 2006 and 2005, respectively, and $28.2 million and $22.0 million for the nine months ended September 30, 2006 and 2005, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included in casino expenses as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Rooms	$855,858	$570,475	$2,497,631	$1,779,035
Food and Beverage	2,879,133	2,218,392	8,138,860	6,654,510
Other	156,926	121,246	395,233	347,987
Total	$3,891,917	$2,910,113	$11,031,724	$8,781,532

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise the total promotional allowances.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2006	2005	2006	2005
Cash based promotional activities	$10,063,680	$5,707,760	$22,367,731	$16,984,330
Slot club and other	2,136,990	1,826,565	5,866,257	5,060,178
Retail cost of rooms, food, beverage and other	5,073,600	4,149,200	14,731,940	12,215,062
Total	$17,274,270	$11,683,525	$42,965,928	$34,259,570

At Fitzgeralds Tunica, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and the customer cannot redeem the credits for cash, any jackpots won by the customer are a direct reduction of slot revenue.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB No. 157 “Fair Value Measurements,” (“FASB 157”) to establish a framework for measuring fair value and expanding disclosures related to fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating, what impact, if any, FASB 157 will have on future reporting.

NOTE 4. TRUMP INDIANA ACQUISITION

On December 21, 2005, the Company acquired Trump Indiana (subsequently renamed Majestic Star II) pursuant to a Stock Purchase Agreement (“SPA”) dated November 3, 2005 with Trump Entertainment Resorts Holdings, L.P. (“TERH”) for a purchase price of $253.0 million, subject to certain specified adjustments. Trump Indiana owned and operated a riverboat casino and land-based hotel adjacent to Majestic Star. As a result of the stock purchase, we acquired Trump Indiana’s 50% interest in our joint venture, BHR, which owns and operates the land-based pavilion and docking facility. The Company also acquired Trump Indiana’s 50% interest in BHPA, a joint venture with an affiliate of ours (which contributed its interest in BHPA at closing of the Trump Indiana acquisition), which owns and operates the parking garage.

The Company’s consolidated statement of operations for the three and nine months ended September 30, 2006 includes results for Majestic Star II, BHR and BHPA. Prior to the purchase, the operations for BHR were accounted for under the equity method of accounting as an investment in a joint venture. Also, prior to December 21, 2005, the Company was a lessee of the parking garage owned and operated by BHPA. With the acquisition of Trump Indiana and contribution of our affiliate’s equity interest in BHPA, the lease was terminated and we recognized all of the operating expenses of BHPA during the three and nine months ended September 30, 2006.

The acquisition of Trump Indiana is being accounted for under the purchase method of accounting. In order to assist the Company in assigning values to the assets acquired and liabilities assumed, the Company engaged a third party to assist with the valuation of the significant identifiable intangible assets acquired, as well as the other tangible assets acquired and certain liabilities assumed. The third party valuation report is still in draft form. Since the purchase price allocation is still in process, the valuation of intangible and tangible assets, and liabilities assumed is subject to refinement. Changes to the allocation of the purchase price may also affect goodwill. The Company has up to one year from the acquisition date to finalize the valuation of intangible and tangible assets, and assumed liabilities.

Since December 31, 2005, goodwill had been adjusted as follows:

Goodwill as of December 31, 2005	$41,328,396

Severance payments	1,141,518
Other	(50,973)

Goodwill as of September 30, 2006	$42,418,941

As part of the Trump Indiana Acquisition, the Company identified certain positions at Majestic Star, Majestic Star II and BHR that could be eliminated. In the first quarter of 2006, the Company began laying off employees to implement this plan. In conjunction with the layoffs, the Company incurred severance and other compensation that was outside the normal compensation and bonuses payable to its laid off employees. The Company has capitalized severance and other compensation accrued or paid as goodwill pursuant to the guidance in EITF 95-3.

NOTE 5. INVESTMENT IN BUFFINGTON HARBOR RIVERBOATS, L.L.C.

On October 31, 1995, the Company and Trump Indiana entered into the First Amended and Restated Operating Agreement of BHR for the purpose of acquiring and developing certain facilities for the gaming operations in the City of Gary (“BHR Property”). The Company and Trump Indiana each had a 50% non-controlling interest in BHR. Prior to December 21, 2005, the Company accounted for its interest in the joint venture under the equity method of accounting.

BHR was responsible for the management, development and operation of the BHR Property. The Company and Trump Indiana had each entered into an agreement with BHR (the “Berthing Agreement”) to use the BHR Property for their respective gaming operations and had committed to pay the cash operating losses of BHR as additional berthing fees. All expenditures requiring a cash outlay by BHR were billed to Trump Indiana and the Company at cost. Accordingly, BHR recorded as expenses the cost of providing such services and recorded as other revenues the amounts billed to Trump Indiana and the Company.

The Company paid BHR approximately $1.3 million and $3.8 million, respectively, of berthing fees for the three- and nine-month periods ended September 30, 2005. Such amounts were recorded in general and administrative expense in the consolidated statements of operations. On December 21, 2005, BHR became a wholly owned subsidiary and the Berthing Agreements between BHR and the Company and between BHR and Trump Indiana were terminated.

Majestic Star uses the food and beverage operations at BHR to provide its casino customers with complimentary meals, beverages and services. The Company sends guests to these restaurants, and the other food and beverage operators at BHR and the proprietors of these businesses charge the Company for the meals served and the services provided. These proprietors are third-party vendors. The Company paid approximately $0.9 million and $2.6 million, respectively, to these restaurants, other food and beverage operators and for valet services for the three- and nine-month periods ended September 30, 2005. Food, beverage and valet costs are recorded in casino expense in the Company’s consolidated statements of operations. After the Company and Trump Indiana reimbursed BHR for all cash operational losses, the remaining net loss of BHR resulted from depreciation expense associated with the BHR property and was recorded as equity in loss of joint venture in the Company’s consolidated statements of operations. Such loss was approximately $0.6 million and $1.8 million, respectively, for the three- and nine- month periods ended September 30, 2005.

The following represents selected financial information for BHR for the three- and nine-month periods ended September 30, 2005 when the Company accounted for its 50% interest in BHR under the equity method:

STATEMENTS OF OPERATIONS	For the	For the
	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Gross revenues	$2,898,642	$8,846,167

Operating loss	$(1,062,791)	$(3,480,099)

Net loss	$(1,222,896)	$(3,641,292)

NOTE 6. LONG-TERM DEBT

	September 30, 2006	December 31, 2005
Long-term debt outstanding is as follows:
$300,000,000 of 9 ½% senior secured notes	$300,000,000	$300,000,000
$200,000,000 of 9 ¾% senior notes	200,000,000	200,000,000
$80,000,000 senior secured credit facility	26,208,357	47,212,346
Capitalized leases and other debt	284,312	365,284
Total long-term debt	526,492,669	547,577,630
Less: current maturities	172,448	174,447
Total long-term debt, net of current maturities	$526,320,221	$547,403,183

AMENDMENTS TO THE SENIOR SECURED CREDIT FACILITY

The Company has entered into various amendments to the loan and security agreement governing the senior secured credit facility (the “Senior Secured Credit Facility”) as listed in the Company’s prior reports on Form 10-K and Form 10-Q. In addition to those amendments, on April 13, 2006, the Company entered into Amendment Number Five (“Amendment Five”). Amendment Five modified the interest coverage ratio covenant for the twelve-month period ended March 31, 2006. Pursuant to Amendment Four, the Company was required to obtain an interest coverage ratio of 1.85:1.0. The interest coverage ratio was amended to 1.80:1.0 in Amendment Five. In addition, the definition of consolidated interest expense was amended to exclude interest expense related to the pushdown of Majestic Holdco’s Discount Notes.

On July 31, 2006, the Company entered into Amendment Number Six (“Amendment Six”) to the Senior Secured Credit Facility. Amendment Six modifies the last 12 month minimum EBITDA covenant and the last 12 month interest coverage ratio covenant for the applicable calendar quarterly periods. As amended, the Company is now required to have a minimum EBITDA of $65.0 million for the 12 months ended June 30, 2006, which periodically increases in $5.0 million increments to a maximum of $90.0 million for the 12 months ending March 31, 2010 and periods thereafter. The interest coverage ratio is reduced to 1.50:1.0 for the 12 months ended June 30, 2006, continuing through December 31, 2007. The ratio increases to 1.60:1.0 in 2008, 1.70:1.0 in 2009 and to 1.80:1.0 in 2010 and each period thereafter. In addition, the capital expenditures limitations have been increased to $25.0 million for each of the fiscal years 2006 and 2007 and to $30.0 million for each of the fiscal years 2008, 2009 and 2010. The Company was in compliance with the financial covenants under the Senior Secured Credit Facility as of September 30, 2006.

NOTE 7. COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

In February 2006, the Company’s previous stop loss health insurance provider (“Insurance Provider”), through their third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop loss coverage for the years of 2004 and 2005. Though the Company has provided and continues to provide the requested information, as a result of this audit process the Insurance Provider has withheld payment of nine individual claims that are payable under our stop loss insurance policy with an aggregate outstanding value of approximately $0.6 million. The Company believes that it has fulfilled the obligations of the insurance policy. At this time, the Insurance Provider has not provided any information with regard to the results of the audit and thus the Company is unable to determine what claims, if any, could potentially be denied payment by our Insurance Provider.

In conjunction with the Company’s acquisition of Trump Indiana, the Company entered into Amendment 1 to the Company’s development agreement (the “Amended Majestic Development Agreement”) with the City. The City has called into the question the validity of the Amended Majestic Development Agreement. The Company's postion is that the Amended Majestic Development Agreement is valid and binding. The City has discussed with the Company its need to receive more economic incentive payments from the Majestic Properties. The Company is continuing its discussions with the City. The Company has made no commitment to assist the City at this time.

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity (EEO) claims, to be routine litigation incidental to the Company’s business. Except as described in our Report on Form 10-K for the year ended December 31, 2005, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows. See our Report on Form 10-K for the year ended December 31, 2005 for a full description of our legal proceedings.

In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. In December 2005, the District Court granted summary judgment in favor of the casinos, dismissing all claims against the Company and other casino defendants. The plaintiffs have filed an appeal. The briefing has just recently been completed and it will likely be several months before the 5th Circuit Court of Appeals issues a ruling on the appeal. The trial date for the casino defendants’ counterclaims has been continued until such time as the appellate court issues a ruling on the appeal. The Company intends to vigorously defend against the appeal. At this time, it is too early to determine the outcome of this litigation and the effect, if any, on the Company's financial position and results of operations.

TAX MATTERS

Majestic Star Income Tax Protest. The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (the “Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006, and is expected to issue its ruling later this year. BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003. A hearing on the 2003 tax year has been scheduled by the Department for December 5, 2006. The assessments relate to deductions for payments of taxes on adjusted gross gaming revenues the Company’s member took in computing adjusted gross income for Indiana state income tax purposes. The Department has taken the position that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company, BDI and BDI's non-resident shareholder have timely filed protests for all tax years at issue and those protests are currently pending before the Legal Division of the Department. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes (the “Senior Secured Notes Indenture”) and the Senior Notes (the “Senior Notes Indenture”) and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should BDI ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. In April 2005, and again in April 2006, BDI’s non-resident shareholder paid Indiana state income tax for fiscal years 2004 and 2005 pursuant to the Indiana Tax Court’s decision in Aztar. BDI’s non-resident shareholder determined that the arguments to be made by the Company and BDI related to the assessed years were not applicable to fiscal years 2004 and 2005.

Majestic Star Sales and Use Tax Assessments. In October 2005, the Department assessed Majestic Star for unpaid sales and use taxes, with penalties and interest, for the period 2001 through 2004. The sales and use tax assessments, with penalties and interest, total $0.3 million. The use tax portions of the assessments relate to capital and operating supply purchases, and food, merchandise and other products provided to the guests of Majestic Star at no charge. On November 15, 2005, Majestic Star paid $0.2 million under the State of Indiana amnesty program to eliminate all use tax and a portion of the sales tax assessment for the 2001 through 2004 tax years. All penalties and interest associated with such payments were waived in their entirety pursuant to Indiana law. The remaining $0.1 million of the assessment relates to:

1.
The difference between sales tax on the full retail price of merchandise and other products provided to Majestic Star’s customers at no charge less sales tax on the cost of this merchandise and other products, and

2.	Sales tax on the retail value of complimentary food provided to Majestic Star’s customers.

Both 1 and 2 above relate to the period August 2003 through 2004. On November 15, 2005, Majestic Star filed a protest of the proposed assessments protesting the sales tax assessments related to this period. The Department held a hearing on the 2003 and 2004 tax years on April 7, 2006, and is expected to issue its ruling later this year.

In addition, Majestic Star has a receivable on its balance sheet in the amount of $0.1 million related to the two items noted immediately above for the period 2001 through July 2003. During this period of time, Majestic Star was remitting full sales tax on the retail value of complimentary food, merchandise and other products to the Department. In or around July 2003, the Department notified Majestic Star’s management that no sales tax should be paid on items provided on a complimentary basis to its customers. At that time Majestic Star established the receivable for sales taxes paid during the period 2001 through July 2003. In or around July 2003, Majestic Star also filed claims for refund with the Department in the total amount of $0.1 million for tax years 2001 and 2002 and for the period January through July 2003 for sales tax paid on food and other items provided to its customers on a complimentary basis. In December 2005, those refund claims were denied by the Department, and Majestic Star appealed those denials to the Indiana Tax Court on March 27, 2006. The Tax Court has ordered the parties to file status reports in that case by December 31, 2006. Majestic Star believes that it has no sales or use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis based on the Hyatt decision (see discussion below about Hyatt).

BHR Sales and Use Tax Assessment 1998-2001 Tax Years. In October 2002, the Department assessed BHR for unpaid use tax for 1998 and unpaid sales and use taxes for 1999 through 2001 in the total amount of $0.4 million, excluding interest. The assessments related to purchases of capital assets and supplies, vehicle leases and rental of other items of personal property, for which no sales tax was paid and no use tax was self-assessed. In addition, for the years 1999 through 2001, the Department assessed tax on BHR’s provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members, Majestic Star and Trump Indiana. Sales tax was assessed on BHR’s cost of the food, as measured by the members’ periodic reimbursements to BHR. BHR paid the use tax portion of the assessment and filed a protest of the proposed assessments of sales tax in December 2002.

BHR is disputing the assessment of sales tax on food provided at no charge, to the employees and patrons of Majestic Star and Trump Indiana, pursuant to the decision in Hyatt Corp v. Indiana Department of State Revenue. In Hyatt, the petitioner, a hotel operator, sought a refund for use tax paid on food purchased for complimentary meals that were provided to both guests and employees. Hyatt prevailed. BHR is arguing that since its inception, it has acted as the agent of Majestic Star and Trump Indiana with authority to purchase, prepare and provide food to their employees and patrons. This arrangement was memorialized in a written Limited Agency Agreement dated effective January 1, 2001. BHR’s position has been that all acts performed by it in its agency capacity (including the purchase, preparation and delivery of food) should be treated as though the acts had been performed by BHR’s joint venture partners, Majestic Star and Trump Indiana. The Department conducted a hearing on the protest in August 2005 and in October 2005, issued a ruling waiving penalties but upholding the proposed $0.4 million assessment. BHR filed a petition with the Indiana Tax Court in March 2006, protesting the Department’s ruling with regard to the 1999-2001 tax years. The Tax Court has ordered the parties to file status reports in the case by December 31, 2006.

BHR Sales and Use Tax Assessment 2002-2004 Tax Years. In October 2005, the Department assessed BHR $0.3 million in unpaid sales and use taxes for the 2002 tax year, inclusive of interest and penalties. A substantial portion of the assessed sales tax is on complimentary food provided to the employees and patrons of Majestic Star and Trump Indiana based on the retail value of the items provided. In prior years, the Department had made similar assessments, but on the cost of those items to BHR. BHR has not reserved for the assessment related to the prepared meals provided to the employees and patrons of Majestic Star and Trump Indiana. On November 15, 2005, BHR paid the use tax portion of the assessment for the 2002 tax year under Indiana’s tax amnesty program, thereby eliminating interest and penalties on the amount paid. The remaining amount outstanding is $0.2 million. BHR has protested the remainder of the assessments for 2002. The Department held a hearing on the 2002 tax year on April 7, 2006, and is expected to issue its ruling later this year. On June 19, 2006, the Department assessed BHR $0.3 million in sales and use tax for 2003 and 2004, exclusive of interest and penalties, relating primarily to the same sales and use tax issues as were assessed in earlier years, concerning the provision of complimentary food to the employees and patrons of Majestic Star and Trump Indiana. BHR filed protests with the Department on August 16, 2006 and BHR is now awaiting a hearing on those protests. Should the Department maintain its position that sales taxes are due on the retail value of complimentary meals BHR provided to employees of Majestic Star and Trump Indiana, BHR’s estimated 2005 sales tax exposure for the complimentary meals will be $0.1 million. Pursuant to the terms of the SPA, TERH is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liabilities. Estimated exposure for the first nine months of 2006, which would be the Company’s obligation only, would be approximately $0.1 million.

NOTE 8. RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Manager Agreement. Distributions to BDI under the Manager Agreement dated October 7, 2003 are governed and limited by the terms of the indentures governing the Senior Secured Notes, the Senior Notes and the Discount Notes and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indenture governing the Senior Secured Notes and the Senior Secured Credit Facility) for the immediately preceding fiscal quarter.

During the nine months ended September 30, 2006 and 2005, Majestic Star made distributions totaling $3.6 million and $3.9 million, respectively, to BDI pursuant to the Manager Agreement. The $3.6 million of distributions paid to BDI in 2006 pertain to the net revenues and consolidated cash flows of the Company during the three-month periods ended December 31, 2005 and March 31, 2006. Though allowable, BDI chose to defer its distribution for the three months ended June 30, 2006 and has not taken a distribution for the three months ended September 30, 2006. If BDI were to decide to take these unpaid distributions, then the Company would be required to pay $3.6 million.

Tax Distributions. Pursuant to the terms of each of the Senior Secured Notes and Senior Notes Indentures and the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. In the second quarter of 2006, the Company made a tax distribution of $0.9 million to BDI for 2005 state tax liabilities and estimated 2006 taxes. In the second quarter of 2005, the Company made a tax distribution of $2.3 million to BDI for 2004 state tax liabilities and estimated 2005 taxes of which $0.7 million was reimbursed to the Company upon final determination of BDI’s tax liabilities.

BHPA Rent Expense. During the three and nine months ended September 30, 2005, the Company incurred rent expense payable to BHPA totaling $0.5 million and $1.6 million, respectively. As a result of our acquisition of Trump Indiana and the contribution of our affiliates’s equity interest in BHPA to the Company, on December 21, 2005, BHPA became an indirect wholly owned subsidiary of the Company. The parking leases between BHPA and the Company and BHPA and Trump Indiana were terminated.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year, or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. These transactions are included in general and administrative expenses in the consolidated statements of operations. For the three and nine months ended September 30, 2006, the Company charged Barden Nevada $0.4 million and $1.1 million, respectively, pursuant to the expense sharing agreement. For the three and nine months ended September 30, 2005, the Company charged Barden Nevada $0.3 million and $1.0 million, respectively, pursuant to the expense sharing agreement.

NOTE 9. SEGMENT INFORMATION

The Majestic Star Casino, LLC, either directly or indirectly through wholly owned subsidiaries, owns and operates four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”).

The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to middle-income guests. The major products offered in each segment are as follows: casino, hotel rooms (at the Majestic Properties and Fitzgeralds Tunica), and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in our Report on Form 10-K for the year ended December 31, 2005. There are minimal inter-segment sales.

A summary of the Properties’ operations and expenditures for long-lived assets by business segment for the three and nine months ended September 30, 2006 and 2005 and a summary of the Properties’ goodwill as of September 30, 2006 and December 31, 2005 are presented below:

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Net revenues:
Majestic Properties (1)	$55,041	$34,707	$180,616	$105,012
Fitzgeralds Tunica	22,426	20,781	65,395	62,817
Fitzgeralds Black Hawk	8,923	9,249	25,854	26,823
Total	$86,390	$64,737	$271,865	$194,652

Operating income (loss):
Majestic Properties (1)	$4,420	$3,972	$29,559	$13,581
Fitzgeralds Tunica	3,289	2,403	8,875	8,495
Fitzgeralds Black Hawk (2)	2,717	2,411	6,447	6,084
Corporate (3)	(1,273)	(1,390)	(5,045)	(6,591)
Majestic Investor Holdings (4)	-	(64)	-	(219)
Total	$9,153	$7,332	$39,836	$21,350

Segment depreciation and amortization:
Majestic Properties (1)	$5,111	$2,187	$15,216	$6,423
Fitzgeralds Tunica	2,320	2,578	6,651	7,587
Fitzgeralds Black Hawk (2)	516	565	1,648	2,525
Corporate (3)	30	22	82	66
Majestic Investor Holdings (4)	-	69	-	208
Total	$7,977	$5,421	$23,597	$16,809

Expenditure for additions to long-lived assets:
Majestic Properties (1)	$1,984	$1,723	$4,911	$4,061
Fitzgeralds Tunica	4,651	1,349	5,988	3,996
Fitzgeralds Black Hawk	2,412	206	3,602	2,015
Corporate	3	-	126	-
Total	$9,050	$3,278	$14,627	$10,072

	As of	As of
	September 30,	December 31,
	2006	2005
	(in thousands)
Goodwill
Majestic Properties (1)	$42,418	$41,328
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,925	1,925
Total	$48,341	$47,251

(1)
The Majestic Properties for 2006 include Majestic Star, Majestic Star II and BHR. BHPA was merged into Majestic Star as of August 4, 2006 and is shown as if the merger had been completed as of January 1, 2006. All 2005 information is for Majestic Star only but includes its 50% interest in BHR and lease payments to BHPA as an expense .

(2)
Fitzgeralds Black Hawk’s 2005 depreciation includes the $1.5 million of catch up depreciation and amortization expense for the period of time from July 2004 to April 2005 when the assets of Fitzgeralds Black Hawk were held for sale and no depreciation or amortization expense was recorded during that period.

(3)
Corporate expenses reflect professional fees, payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties. In the nine-month period ended September 30, 2005, corporate expenses include the $2.3 million charge related to the termination of the Fitzgeralds Black Hawk sale.

(4)	Majestic Investor Holdings was merged into the Company on March 22, 2006.

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Company is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the Senior Secured Notes Indenture, the Senior Notes Indenture and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica, Fitzgeralds Black Hawk, BHR and BHPA are guarantor subsidiaries of the $300.0 million of Senior Secured Notes. On August 4, 2006, BHPA was merged into Majestic Star. As such, BHPA is reflected in the column titled “The Majestic Star Casino, LLC” in the following condensed consolidating balance sheet as of September 30, 2006, condensed consolidating statements of operations for the three and nine months ended September 30, 2006 and the condensed consolidating statement of cash flows for the nine months ended September 30, 2006.

Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (co-issuer of the Senior Secured Notes but an entity with no operations), the guarantor subsidiaries and the eliminating entries necessary to consolidate such entities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC (3)	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,677,970	$-	$18,122,100	$-			$26,800,070
Restricted cash	2,166,881	-	1,160,000	-			3,326,881
Accounts receivable, net	805,801	-	3,886,175	-			4,691,976
Inventories	59,499	-	920,299	-			979,798
Prepaid expenses and deposits	1,585,301	-	2,735,181	-			4,320,482
Receivable from affiliate	2,021,295	-	500,088	(2,225,890)	(a	)	295,493
Investment in subsidiaries	104,686,500	-	-	(104,686,500)	(b	)	-
Other current assets	-	-	90,615	-			90,615
Total current assets	120,003,247	-	27,414,458	(106,912,390)			40,505,315

Property, equipment and improvements, net	94,177,564	-	178,596,086	-			272,773,650
Intangible assets, net	-	-	126,260,294	-			126,260,294
Goodwill	-	-	48,341,340	-			48,341,340
Other assets:
Deferred financing costs, net	13,897,855	-	-	-			13,897,855
Deferred financing costs pushed down
from Majestic Holdco (1)	2,562,696	-	-	-			2,562,696
Long term receivable - related party	259,198,787	-	8,257,546	(267,456,333)	(a	)	-
Other assets	229,294	-	1,794,220	-			2,023,514
Total other assets	275,888,632	-	10,051,766	(267,456,333)			18,484,065
Total assets	$490,069,443	$-	$390,663,944	$(374,368,723)			$506,364,664

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,046,596	$-	$4,460,624	$-			$5,507,220
Current portion of long-term debt	59,032	-	113,416	-			172,448
Payable to related party	498,460	-	1,727,430	(2,225,890)	(a	)	-
Accrued liabilities:
Payroll and related	2,937,902	-	6,843,993	-			9,781,895
Interest	22,319,196	-	-	-			22,319,196
Property and franchise taxes	4,591,723	-	4,843,496	-			9,435,219
Other accrued liabilities	4,574,413	-	8,714,324	-			13,288,737
Total current liabilities	36,027,322	-	26,703,283	(2,225,890)			60,504,715

Due to related parties	8,257,546	-	259,198,787	(267,456,333)	(a	)	-
Long-term debt, net of current maturities	526,244,847	300,000,000	75,374	(300,000,000)	(c	)	526,320,221
Long-term debt pushed down from Majestic Holdco (2)	49,581,700	-	-	-			49,581,700
Total liabilities	620,111,415	300,000,000	285,977,444	(569,682,223)			636,406,636
Member's (deficit) equity	(130,041,972)	(300,000,000)	104,686,500	195,313,500	(b) (c	)	(130,041,972)
Total liabilities and member's (deficit) equity	$490,069,443	$-	$390,663,944	$(374,368,723)			$506,364,664

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of September 30, 2006

(a)	To eliminate intercompany receivable and payables.

(b)	To eliminate intercompany accounts and investment in subsidiaries.

(c)
The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

(1)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(2)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(3)	Includes BHPA which was merged into Majestic Star on August 4, 2006.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,085,458	$-	$25,282,791	$-			$32,368,249
Restricted cash	900,000	-	2,290,000	-			3,190,000
Accounts receivable, net	1,528,727	-	3,070,687	-			4,599,414
Inventories	60,476	-	727,405	-			787,881
Prepaid expenses and deposits	918,195	-	1,515,406	-			2,433,601
Receivable from affiliate	9,851,352	-	-	(9,682,341)	(a	)	169,011
Other current assets	-	-	137,914	-			137,914
Total current assets	20,344,208	-	33,024,203	(9,682,341)			43,686,070

Property, equipment and improvements, net	75,421,809	-	202,710,674	-			278,132,483
Intangible assets, net	-	-	128,854,668	-			128,854,668
Goodwill	-	-	47,250,794	-			47,250,794
Other assets:
Deferred financing costs, net	15,263,897	-	-	-			15,263,897
Deferred financing costs pushed down
from Majestic Holdco (1)	2,804,227	-	-	-			2,804,227
Long term receivable - related party	418,765,178	-	-	(418,765,178)	(a	)	-
Other assets	228,363	-	1,738,330	-			1,966,693
Total other assets	437,061,665	-	1,738,330	(418,765,178)			20,034,817
Total assets	$532,827,682	$-	$413,578,669	$(428,447,519)			$517,958,832

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,775,675	$-	$1,783,532	$-			$3,559,207
Note payable	-	-	984,590	-			984,590
Current portion of long-term debt	-	-	174,447	-			174,447
Payable to related party	714,240	-	8,968,101	(9,682,341)	(a	)	-
Accrued liabilities:
Payroll and related	3,095,817	-	6,170,430	-			9,266,247
Interest	7,215,793	-	586	-			7,216,379
Property and franchise taxes	3,763,331	-	4,652,308	-			8,415,639
Other accrued liabilities	5,465,515	-	10,991,461	-			16,456,976
Total current liabilities	22,030,371	-	33,725,455	(9,682,341)			46,073,485

Investment in subsidiaries	23,381,935	-	-	(23,381,935)	(b	)	-
Due to related parties	15,720,866	-	403,044,312	(418,765,178)	(a	)	-
Long-term debt, net of current maturities	547,212,346	300,000,000	190,837	(300,000,000)	(c	)	547,403,183
Long-term debt pushed down from Majestic Holdco (2)	45,296,335	-	-	-			45,296,335
Total liabilities	653,641,853	300,000,000	436,960,604	(751,829,454)			638,773,003
Member's deficit	(120,814,171)	(300,000,000)	(23,381,935)	323,381,935	(b) (c	)	(120,814,171)
Total liabilities and member's deficit	$532,827,682	$-	$413,578,669	$(428,447,519)			$517,958,832

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of December 31, 2005

(a)	To eliminate intercompany receivable and payables.

(b)	To eliminate intercompany accounts and investment in subsidiaries.

(c)
The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheets.

(1)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(2)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC (3)	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$33,088,799	$-	$61,751,003	$-	$94,839,802
Rooms	-	-	2,943,349	-	2,943,349
Food and beverage	442,778	-	3,728,216	-	4,170,994
Other	809,303	-	900,605	-	1,709,908
Gross revenues	34,340,880	-	69,323,173	-	103,664,053
Less promotional allowances	4,877,139	-	12,397,131	-	17,274,270
Net operating revenues	29,463,741	-	56,926,042	-	86,389,783

OPERATING COSTS AND EXPENSES:
Casino	6,545,407	-	15,275,056	-	21,820,463
Rooms	-	-	862,425	-	862,425
Food and beverage	500,463	-	1,610,750	-	2,111,213
Other	-	-	278,216	-	278,216
Gaming taxes	9,434,766	-	12,848,069	-	22,282,835
Advertising and promotion	1,684,212	-	3,967,616	-	5,651,828
General and administrative	3,125,750	-	10,147,142	-	13,272,892
Corporate expense	1,242,897	-	-	-	1,242,897
Economic incentive tax - City of Gary	933,091	-	801,630	-	1,734,721
Depreciation and amortization	2,083,319	-	5,893,375	-	7,976,694
Loss on disposal of assets	367	-	1,791	-	2,158
Total operating costs and expenses	25,550,272	-	51,686,070	-	77,236,342

Operating income	3,913,469	-	5,239,972	-	9,153,441

OTHER INCOME (EXPENSE):
Interest income	50,866	-	76,646	-	127,512
Interest expense	(13,447,675)	-	(3,189)	-	(13,450,864)
Interest expense - debt pushed down
from Majestic Holdco (1) (2)	(1,591,635)	-	-	-	(1,591,635)
Other non-operating expense	(31,530)	-	-	-	(31,530)
Equity in net income of subsidiaries	5,313,429	-	-	(5,313,429)	-
Total other (expense) income	(9,706,545)	-	73,457	(5,313,429)	(14,946,517)

Net (loss) income	$(5,793,076)	$-	$5,313,429	$(5,313,429)	$(5,793,076)

(a)	To eliminate equity in net income of subsidiaries.

(1)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes.

(2)	Includes amortization of the discount on Majestic Holdco’s Discount Notes.

(3)	Includes BHPA which was merged into Majestic Star on August 4, 2006.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$37,704,116	$-	$31,782,721	$-	$69,486,837
Rooms	-	-	2,004,744	-	2,004,744
Food and beverage	438,194	-	3,123,769	-	3,561,963
Other	933,613	-	433,191	-	1,366,804
Gross revenues	39,075,923	-	37,344,425	-	76,420,348
Less promotional allowances	4,369,136	-	7,314,389	-	11,683,525
Net operating revenues	34,706,787	-	30,030,036	-	64,736,823

OPERATING COSTS AND EXPENSES:
Casino	7,241,329	-	9,641,093	-	16,882,422
Rooms	-	-	448,211	-	448,211
Food and beverage	508,159	-	960,410	-	1,468,569
Other	-	-	259,099	-	259,099
Gaming taxes	10,835,296	-	4,189,768	-	15,025,064
Advertising and promotion	1,964,929	-	1,986,443	-	3,951,372
General and administrative	6,255,406	-	4,560,256	-	10,815,662
Corporate expense	1,367,628	-	-	-	1,367,628
Economic incentive tax - City of Gary	1,131,164	-	-	-	1,131,164
Depreciation and amortization	2,208,724	-	3,212,225	-	5,420,949
Loss on investment in Buffington
Harbor Riverboats, LLC	611,448	-	-	-	611,448
Loss on disposal of assets	-	-	23,378	-	23,378
Total operating costs and expenses	32,124,083	-	25,280,883	-	57,404,966

Operating income	2,582,704	-	4,749,153	-	7,331,857

OTHER INCOME (EXPENSE):
Interest income	67,295	-	15,452	-	82,747
Interest expense	(6,999,859)	-	(474,614)	-	(7,474,473)
Other non-operating expense	(37,191)	-	-	-	(37,191)
Equity in net income of subsidiaries	4,289,991	-	-	(4,289,991)	-
Total other expense	(2,679,764)	-	(459,162)	(4,289,991)	(7,428,917)

Net (loss) income	$(97,060)	$-	$4,289,991	$(4,289,991)	$(97,060)

(a)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC (3)	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$102,110,108	$-	$186,557,341	$-	$288,667,449
Rooms	-	-	8,556,120	-	8,556,120
Food and beverage	1,367,955	-	11,121,873	-	12,489,828
Other	2,210,940	-	2,906,663	-	5,117,603
Gross revenues	105,689,003	-	209,141,997	-	314,831,000
Less promotional allowances	10,024,943	-	32,940,985	-	42,965,928
Net operating revenues	95,664,060	-	176,201,012	-	271,865,072

OPERATING COSTS AND EXPENSES:
Casino	18,880,217	-	46,413,293	-	65,293,510
Rooms	-	-	2,468,620	-	2,468,620
Food and beverage	1,469,446	-	4,918,960	-	6,388,406
Other	173	-	767,523	-	767,696
Gaming taxes	29,043,471	-	37,694,619	-	66,738,090
Advertising and promotion	4,308,499	-	9,881,949	-	14,190,448
General and administrative	11,802,936	-	30,735,517	-	42,538,453
Corporate expense	4,962,562	-	-	-	4,962,562
Economic incentive tax - City of Gary	2,720,837	-	2,365,898	-	5,086,735
Depreciation and amortization	6,197,773	-	17,398,769	-	23,596,542
(Gain) loss on disposal of assets	(2,360)	-	214	-	(2,146)
Total operating costs and expenses	79,383,554	-	152,645,362	-	232,028,916

Operating income	16,280,506	-	23,555,650	-	39,836,156

OTHER INCOME (EXPENSE):
Interest income	173,452	-	176,437	-	349,889
Interest expense	(40,327,792)	-	128,227	-	(40,199,565)
Interest expense - debt pushed down
from Majestic Holdco (1) (2)	(4,661,889)	-	-	-	(4,661,889)
Other non-operating expense	(82,733)	-	-	-	(82,733)
Equity in net income of subsidiaries	23,860,314	-	-	(23,860,314)	-
Total other expense	(21,038,648)	-	304,664	(23,860,314)	(44,594,298)

Net (loss) income	$(4,758,142)	$-	$23,860,314	$(23,860,314)	$(4,758,142)

(a)	To eliminate equity in net income of subsidiaries.

(1)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes.

(2)	Includes amortization of the discount on Majestic Holdco’s Discount Notes.

(3)	Includes BHPA which was merged into Majestic Star on August 4, 2006.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)	Consolidated
OPERATING REVENUES:
Casino	$113,843,473	$-	$95,001,974	$-	$208,845,447
Rooms	-	-	5,716,417	-	5,716,417
Food and beverage	1,298,191	-	9,234,148	-	10,532,339
Other	2,552,643	-	1,264,638	-	3,817,281
Gross revenues	117,694,307	-	111,217,177	-	228,911,484
Less promotional allowances	12,682,535	-	21,577,035	-	34,259,570
Net operating revenues	105,011,772	-	89,640,142	-	194,651,914

OPERATING COSTS AND EXPENSES:
Casino	21,142,605	-	29,245,442	-	50,388,047
Rooms	-	-	1,273,264	-	1,273,264
Food and beverage	1,484,998	-	2,949,414	-	4,434,412
Other	-	-	760,976	-	760,976
Gaming taxes	32,679,749	-	12,395,508	-	45,075,257
Advertising and promotion	5,672,518	-	5,673,782	-	11,346,300
General and administrative	18,783,859	-	12,604,539	-	31,388,398
Corporate expense	6,525,812	-	-	-	6,525,812
Economic incentive tax - City of Gary	3,419,136	-	-	-	3,419,136
Depreciation and amortization	6,488,653	-	10,319,964	-	16,808,617
Loss on investment in Buffington
Harbor Riverboats, LLC	1,820,646	-	-	-	1,820,646
Loss on disposal of assets	3,644	-	57,709	-	61,353
Total operating costs and expenses	98,021,620	-	75,280,598	-	173,302,218

Operating income	6,990,152	-	14,359,544	-	21,349,696

OTHER INCOME (EXPENSE):
Interest income	137,025	-	44,338	-	181,363
Interest expense	(20,730,746)	-	(1,423,751)	-	(22,154,497)
Other non-operating expense	(115,860)	-	-	-	(115,860)
Equity in net income of subsidiaries	12,980,131	-	-	(12,980,131)	-
Total other expense	(7,729,450)	-	(1,379,413)	(12,980,131)	(22,088,994)

Net (loss) income	$(739,298)	$-	$12,980,131	$(12,980,131)	$(739,298)

(a)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC (3)	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH PROVIDED BY
OPERATING ACTIVITIES: (1)	$102,957	$-	$37,564,994	$-	$37,667,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(16,881)	-	(120,000)	-	(136,881)
Additional acquisition costs related to
Trump Indiana acquisition	-	-	(1,090,546)	-	(1,090,546)
Acquisition of property and equipment	(3,793,467)	-	(10,834,019)	-	(14,627,486)
Merger of Majestic Investor Holdings into Majestic Star	600,328	-	(600,328)	-	-
Merger of BHPA into Majestic Star	3,134	-	(3,134)	-	-
Proceeds from disposal of assets	135,268	-	583,427	-	718,695
Net cash used in investing activities	(3,071,618)	-	(12,064,600)	-	(15,136,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 1/2% senior secured notes	(207,331)	-	-	-	(207,331)
Issuance costs for the 9 3/4% senior notes	(1,036,655)	-	-	-	(1,036,655)
Issuance costs for the 12 1/2% senior discount notes
pushed down from Majestic Holdco (2)	(206,290)	-	-	-	(206,290)
Proceeds from line of credit	26,739,773	-	-	-	26,739,773
Repayment of line of credit	(47,758,609)	-	-	-	(47,758,609)
Repayment of debt	-	-	(1,161,085)	-	(1,161,085)
Cash advances from (to) affiliates	31,500,000	-	(31,500,000)	-	-
Distribution to Barden Development, Inc.	(4,469,715)	-	-	-	(4,469,715)
Net cash provided by (used in) financing activities	4,561,173	-	(32,661,085)	-	(28,099,912)

Net increase (decrease) in cash and cash equivalents	1,592,512	-	(7,160,691)	-	(5,568,179)

Cash and cash equivalents, beginning of period	7,085,458	-	25,282,791	-	32,368,249

Cash and cash equivalents, end of period	$8,677,970	$-	$18,122,100	$-	$26,800,070

(1)	Includes amortization of bond discount and deferred financing costs of $4.7 million related to the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(2)	Reflects the pushdown of issuance costs of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin Topic 5(J).

(3)	Includes BHPA which was merged into Majestic Star on August 4, 2006.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)
NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES:	$(851,319)	$-	$24,082,577	$-	$23,231,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	-	390,008	-	390,008
Acquisition of property and equipment	(4,061,012)	-	(6,011,317)	-	(10,072,329)
Increase in prepaid leases and deposits	(71,400)	-	-	-	(71,400)
Investment in Buffington Harbor Riverboats, L.L.C.	(76,371)	-	-	-	(76,371)
Proceeds from disposal of assets	-	-	23,900	-	23,900
Net cash used in investing activities	(4,208,783)	-	(5,597,409)	-	(9,806,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	23,389,581	-	-	-	23,389,581
Repayment of line of credit	(25,349,296)	-	-	-	(25,349,296)
Advances on revolving credit facility with affiliate	(4,453,331)	-	-	-	(4,453,331)
Cash advances from (to) affiliates	16,275,000	-	(16,275,000)	-	-
Distribution to Barden Development, Inc.	(6,196,242)	-	-	-	(6,196,242)
Net cash provided by (used in) financing activities	3,665,712	-	(16,275,000)	-	(12,609,288)

Net (decrease) increase in cash and cash equivalents	(1,394,390)	-	2,210,168	-	815,778

Cash and cash equivalents, beginning of period	8,433,545	-	8,288,184	-	16,721,729
	-	-	-	-	-
Cash and cash equivalents, end of period	$7,039,155	$-	$10,498,352	$-	$17,537,507

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

Throughout this report we make forward-looking statements. Forward-looking statements include the words “may,” “will,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and other similar words and include all discussions about our acquisition and development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the headings “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

For a more complete description of the risk factors that may affect our business, see the risk factors set forth in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and as updated in Part II of this report, and elsewhere in this report.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

OVERVIEW

The Company

The Majestic Star Casino, LLC and its subsidiaries (collectively, the “Company”), operate two riverboat gaming facilities and a dockside pavilion known as the Buffington Harbor Gaming Complex located in Gary, Indiana (separately “Majestic Star,” “Majestic Star II,” and “BHR” and collectively as the “Majestic Properties”) and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”) and Black Hawk, Colorado (casino only) (“Barden Colorado” or “Fitzgeralds Black Hawk”). The Company has entered into an expense-sharing arrangement with Barden Nevada Gaming, LLC (“Barden Nevada” or “Fitzgeralds Las Vegas”) for support services. See Note 8 to the Condensed Consolidated Financial Statements.

Discount Notes

The Company’s parent, Majestic Holdco, LLC (“Majestic Holdco”) issued, in conjunction with its co-issuer, Majestic Holdco, Inc., $63.5 million aggregate principal at maturity of 12 ½% Senior Discount Notes due 2011 (the “Discount Notes”). The Company’s consolidated balance sheets as of September 30, 2006 and December 31, 2005, include the pushdown of Discount Notes of $45.3 million at December 31, 2005 and $49.6 million at September 30, 2006, net of original issue discount, that were issued by Majestic Holdco in connection with the financing for the acquisition of Trump Indiana, Inc. and its related interest in BHR and in a parking garage located adjacent to BHR. Also being pushed down are financing costs of $2.6 million, net of amortization of $0.4 million as of September 30, 2006, and $2.8 million, net of amortization of $20,000 as of December 31, 2005, and amortization of deferred financing costs and bond discount (reflected in interest expense in the Company’s consolidated statement of operations) of $1.6 million and $4.7 million, respectively for the three and nine months ended September 30, 2006. A likely scenario for the repayment of the Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin Topic 5(J). The Discount Notes are solely the obligation of Majestic Holdco and its co-issuer, Majestic Holdco, Inc. and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or any of its subsidiaries security for the Discount Notes. Further, each of the 9 ¾% senior notes (the “Senior Notes”) and the 9 ½% senior secured notes (the “Senior Secured Notes”) indentures and the loan and security agreement which governs our $80.0 million senior secured credit facility (“Senior Secured Credit Facility”) preclude distributions by the Company to Majestic Holdco unless certain financial tests are met.

RESULTS OF OPERATIONS

Trump Indiana Acquisition

On December 21, 2005, the Company purchased the Majestic Star II (formerly known as Trump Indiana) from Trump Entertainment Resorts Holdings L.P. (“TERH”) for a purchase price of $253.0 million, subject to adjustments for certain obligations, cash on hand and working capital. As part of that purchase, the Company also acquired Trump Indiana’s 50% joint venture interest in BHR and in Buffington Harbor Parking Associates, L.L.C. (“BHPA”)(together, the “Trump Indiana Acquisition”). An affiliate of the Company contributed its 50% interest in BHPA to the Company at the time of the closing on the Trump Indiana Acquisition. As a result of these transactions, Majestic Star II, BHR and BHPA became wholly owned subsidiaries of the Company. On August 4, 2006, BHPA was merged into Majestic Star.

Since the acquisition, we have spent a significant amount of time and effort to incorporate Majestic Star II into our other Gary, Indiana operations. However, reductions in marketing and promotions, increased competition, disruption to our gaming operations during the transition, the loss of a separate, identifiable casino in Trump Indiana, road construction, and lack of acceptance of the changes we made to our properties by some of our customers, have impacted casino revenues. Margins for the Majestic Properties may decrease as our costs increase in connection with an effort to generate greater casino volumes. The Majestic Properties have become more aggressive in their marketing and promotions in order to remain competitive with the marketing and promotions of competitors. Management is adding staff in order to provide better service on the casino floor. Also, management is maintaining and adding leased and participation slot machines in order to increase slot revenues. A reduction in leased and participation slot machines was anticipated from the Company’s cost savings plan in conjunction with the Trump Indiana Acquisition.

As reported by the Indiana Gaming Commission, the casino revenues at our Majestic Properties declined by 17.5% and 13.2%, respectively, for the three and nine months ended September 30, 2006 compared to the same periods in 2005, prior to the acquisition of Trump Indiana. For all of the northwest Indiana gaming market, casino revenues have increased 3.6% in the third quarter of 2006 compared to the third quarter of 2005 and 4.3% in the first nine months of 2006 compared to the same period in 2005.

We are actively addressing those issues identified above that are within our control. However, many of the programs take time to implement and to gain customer acceptance. Additionally, the Majestic Properties will continue to be subject to the enhanced marketing, promotions and amenities offered by our competitors. There is no guarantee that our immediate plans will improve our casino revenues and our cash flows in the near term or on a permanent basis. We increased promotional and complimentaries activities at the Majestic Properties by $5.9 million, or 82.1%, in the third quarter of 2006 compared to the second quarter of 2006. However, market share has not improved.

In addition to those plans identified within Management’s Discussion and Analysis of Financial Condition and Results of Operations contained within the Company’s Report on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, we plan to:

•	Continue refining our direct mail program to achieve a better return from the customers we are targeting in our mailing campaigns;

•	Take over the operation of the food and beverage outlets in the BHR pavilion in order to improve the food offerings to our customers as well as improve the physical appearance of the outlets;

•
Enhance the slot product on our casino floor by adding new and entertaining machines, through a combination of slot machine purchases and lease agreements, that are not currently offered in the market;

•	Add staff to the casino floor to increase guest service and enhance the management team at the property in key areas; and

•	Develop an entertainment center that could be used for concerts and events.

Overall Operating Results

The discussion of our consolidated financial results for the three and nine months ended September 30, 2006 is inclusive of the operating results of Majestic Star II, along with the additional 50% interest of BHR and BHPA, from the date of acquisition. In addition, our financial results are inclusive of interest expense and amortization of financing costs related to the pushdown of the Discount Notes, as discussed previously.

Consolidated gross operating revenues increased $27.2 million, or 35.6%, from $76.4 million in the three-month period ended September 30, 2005 to $103.7 million in the three-month period ended September 30, 2006. The increase is primarily due to the acquisition of Majestic Star II, which contributed $30.3 million to consolidated gross revenues for the quarter. Fitzgeralds Tunica and BHR also added $1.9 million and $0.1 million, respectively, to consolidated gross revenues, offset by a decrease of $4.7 million at Majestic Star and a decrease of $0.3 million at Fitzgeralds Black Hawk.

Consolidated casino revenues, which comprise 91.5% of consolidated gross revenues, increased $25.4 million, or 36.5%, to $94.8 million, in the three-month period ended September 30, 2006, compared to the similar period last year, again due to Majestic Star II’s contribution, which was $28.5 million. Adding to the increase in consolidated casino revenue was a $1.8 million increase at Fitzgeralds Tunica, offset by declines in casino revenue at Majestic Star of $4.6 million and $0.3 million at Fitzgeralds Black Hawk.

During the third quarter of 2006, promotional allowances, which are deducted from gross operating revenues to arrive at net revenues, increased to $17.3 million from $11.7 million in the same quarter last year. The increase is due to the acquisition of Majestic Star II and greater levels of promotional and complimentary activities at Majestic Star and Fitzgeralds Tunica. At the Majestic Properties, promotional and complimentary expenses increased as management attempted to improve the level of gaming play of existing customers and to reintroduce our gaming facilities to customers that patronized the Majestic Properties prior to the acquisition and integration of Trump Indiana. At Fitzgeralds Tunica, promotional and complimentary expenses increased as part of the repositioning of the property to attract a higher worth gaming customer and to remain competitive with the marketing and promotions of other gaming properties in the Tunica market.

In the three-month period ended September 30, 2006, as compared to the same three-month period last year, operating expenses increased $19.8 million, with $23.2 million of this increase attributable to Majestic Star II along with $3.2 million for BHR. In 2005, 50% of BHR’s expenses would have been included in operating expenses due to the joint venture with Trump Indiana. Majestic Star's operating expenses decreased $6.4 million to $24.3 million for the third quarter of 2006 compared to $30.7 million in the third quarter of 2005. Fitzgeralds Tunica had an increase in operating expenses of $0.7 million which was offset by a reduction of $0.6 million at Fitzgeralds Black Hawk.

As a result of these changes in revenues and expenses, operating income was $9.2 million for the three months ended September 30, 2006 compared to $7.3 million for the same period in 2005. As a result of greater interest expense, which increased $7.6 million as a result of the additional debt issued in conjunction with the Trump Indiana Acquisition, we had a consolidated net loss of $5.8 million during the three-month period ended September 30, 2006 compared to a net loss of $0.1 million for the three-month period ended September 30, 2005.

For the nine months ended September 30, 2006, consolidated gross operating revenues were $314.8 million compared to $228.9 million for the first nine months of 2005, an increase of $85.9 million or 37.5%. The acquisition of Majestic Star II contributed $94.1 million of gross revenue, while Fitzgeralds Tunica and BHR added $4.5 million and $0.3 million, respectively, which was offset by a decrease of $12.0 million at Majestic Star and a decrease of $1.0 million at Fitzgeralds Black Hawk.

In the nine-month period ended September 30, 2006, as compared to the same prior year period, consolidated casino revenues, which comprised 91.7% of consolidated gross revenues during the period, increased $79.8 million, or 38.2%, to $288.7 million, due to Majestic Star II’s contribution, which was $88.7 million. Adding to the increase in consolidated casino revenue was a $3.8 million increase at Fitzgeralds Tunica, offset by declines in casino revenue at Majestic Star of $11.7 million and $0.9 million at Fitzgeralds Black Hawk.

Promotional allowances for the nine months ended September 30, 2006 were $43.0 million compared to $34.3 million for the nine months ended September 30, 2005. As stated above, promotions have increased as a result of the acquisition of Majestic Star II and efforts to reposition the Fitzgeralds Tunica property, but overall were at a lower level earlier in the year than in the third quarter.

In the nine-month period ended September 30, 2006, as compared to the same nine-month period last year, operating expenses increased $58.7 million, with $66.7 million of this increase attributable to Majestic Star II and $10.0 million related to BHR. Majestic Star's operating expenses for the nine months ended September 30, 2006 decreased $17.1 million from $91.4 million during the first nine months of 2005 compared to $74.3 million for the same period in 2006. Depreciation expense and corporate expense were higher in 2005 due to the mutual termination of the Fitzgeralds Black Hawk sale which resulted in catch up depreciation in the second quarter of 2005 of $1.5 million and a $2.3 million termination fee.

Operating income for the nine months ended September 30, 2006 was $39.8 million, an increase of $18.5 million or 86.6% compared to operating income of $21.3 million for the nine months ended September 30, 2005. Consolidated net loss was $4.8 million in the nine-month period ended September 30, 2006, an increase of $4.0 million when compared to a net loss of $0.7 million for the same period in 2005. Interest expense increased $22.7 million due to the Trump Indiana Acquisition.

Developments that affected our results during the three- and nine-month periods ended September 30, 2006, or that may affect future results are listed below:

•
Competition in our markets remains intense and continued aggressive marketing by our competitors in all our markets will require us to maintain a high level of marketing and promotional expenses. The new casino and amenities at Boyd Gaming’s Blue Chip Casino that opened in January 2006, together with Blue Chip’s related promotions, have impacted our operations at the Majestic Properties. Boyd has also announced a $130.0 million expansion to their Blue Chip Casino facility with a hotel and other additional amenities, scheduled to open in late 2008. Harrah’s Entertainment announced plans for a $485.0 million expansion project at its Horseshoe Casino in Hammond, Indiana which is expected to open in mid 2008. The Pokagon Indians have broken ground on a facility near the Indiana and Michigan state line that is scheduled to open in the summer of 2007 and will include 3,000 slot machines, 90 table games and 20 poker games. Various remodel and expansion projects have been recently completed by our competitors in the Black Hawk market, and these competitors have increased their marketing activities. In the Tunica market, a new casino project has been announced that is expected to begin construction in the summer of 2007 and open 24 to 48 months later. If the level of competition in any of our markets increases, our financial performance and cash flows may be negatively impacted.

•
The $25.0 million expansion plans for Fitzgeralds Black Hawk are progressing with the necessary governmental approvals being obtained in the third quarter of 2006. This expansion will not only add more amenities for our guests, but will also increase the number of slot machines from approximately 600 to approximately 1,000, which will all be ticket-in ticket out (“TITO”). Previously the Company disclosed this project would be completed by the end of 2007. Our board of directors is currently evaluating the timing of this project as part of a process to determine the most effective use of the Company’s cash flows and available credit.

•
Fitzgeralds Tunica is seeking to improve market share and attract a higher-valued gaming customer by enhancing the property with a $3.5 million hotel renovation project which commenced in the third quarter of 2006, and will include 108 hotel rooms as well as remodeling the hotel lobby and room corridors, and upgrading the elevator access areas. The remaining hotel rooms are anticipated to be renovated in 2007. In conjunction with attracting a higher-valued gaming customer, the property is looking to open a high-limit pit in 2007.

•
The management team at Fitzgeralds Tunica has implemented and is refining its changes to the property to make it more competitive in the Tunica market. Along with a new advertising program, management has also enhanced the property’s direct mail, guest development and hosting programs. Management has also focused on upgrading the property’s food and beverage operations.

•
During the third quarter of 2006, the Majestic Properties remodeled the porte cochere and front entrance to the BHR pavilion and re-opened the Lakeshore Lounge. These projects have improved the exterior of the facility and “sense of arrival” and have also increased foot traffic past the bars and restaurants in BHR with the goal of driving greater revenues from these facilities.

•
In the first nine months of 2006, we spent approximately $14.6 million for the purchase of slot machines and TITO implementation, re-branding Trump Indiana to Majestic Star II, integration of our computer system with Trump Indiana, making purchases related to upgrading the Fitzgeralds Tunica hotel and preparing for the Fitzgeralds Black Hawk expansion. As of September 30, 2006, we had 1,124, or 86.6%, of our slot machines at Fitzgeralds Tunica equipped with TITO and 563, or 94.9%, of our slot machines at Fitzgeralds Black Hawk equipped with TITO. At Majestic Star and Majestic Star II, all of our slot machines are TITO equipped. By year end, substantially all of our slot machines at all of our properties will be equipped with TITO.

The following tables set forth information derived from the Company's statements of operations, balance sheets and statements of cash flows.

Operating Results by Entity
	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Gross revenues:
Majestic Properties (1)	$64,763	$39,076	$200,107	$117,694
Fitzgeralds Tunica	28,693	26,771	84,857	80,377
Fitzgeralds Black Hawk	10,208	10,573	29,867	30,840
Total	$103,664	$76,420	$314,831	$228,911

Net revenues:
Majestic Properties (1)	$55,041	$34,707	$180,616	$105,012
Fitzgeralds Tunica	22,426	20,781	65,395	62,817
Fitzgeralds Black Hawk	8,923	9,249	25,854	26,823
Total	$86,390	$64,737	$271,865	$194,652

Casino revenues:
Majestic Properties (1)	$61,587	$37,704	$190,791	$113,843
Fitzgeralds Tunica	23,692	21,892	69,955	66,166
Fitzgeralds Black Hawk	9,561	9,891	27,921	28,836
Total	$94,840	$69,487	$288,667	$208,845

Operating income (loss):
Majestic Properties (1)	$4,420	$3,972	$29,559	$13,581
Fitzgeralds Tunica	3,289	2,403	8,875	8,495
Fitzgeralds Black Hawk (2)	2,717	2,411	6,447	6,084
Corporate (3)	(1,273)	(1,390)	(5,045)	(6,591)
Majestic Investor Holdings (4)	-	(64)	-	(219)
Total	$9,153	$7,332	$39,836	$21,350

Operating Results by Entity (continued)
	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)

Operating margin (5)
Majestic Properties (1)	8.0%	11.4%	16.4%	12.9%
Fitzgeralds Tunica	14.7%	11.6%	13.6%	13.5%
Fitzgeralds Black Hawk (2)	30.4%	26.1%	24.9%	22.7%
Total	10.6%	11.3%	14.7%	11.0%

Segment depreciation and amortization:
Majestic Properties (1)	$5,111	$2,187	$15,216	$6,423
Fitzgeralds Tunica	2,320	2,578	6,651	7,587
Fitzgeralds Black Hawk (2)	516	565	1,648	2,525
Corporate	30	22	82	66
Majestic Investor Holdings (4)	-	69	-	208
Total	$7,977	$5,421	$23,597	$16,809

Expenditure for additions to long-lived assets:
Majestic Properties (1)	$1,984	$1,723	$4,911	$4,061
Fitzgeralds Tunica	4,651	1,349	5,988	3,996
Fitzgeralds Black Hawk	2,412	206	3,602	2,015
Corporate	3	-	126	-
Total	$9,050	$3,278	$14,627	$10,072

	As of	As of
	September 30,	December 31,
	2006	2005
	(in thousands)

Goodwill
Majestic Properties (1)	$42,418	$41,328
Fitzgeralds Tunica	3,998	3,998
Fitzgeralds Black Hawk	1,925	1,925
Total	$48,341	$47,251

Notes:
(1)
The Majestic Properties for 2006 include Majestic Star, Majestic Star II and BHR. BHPA was merged into Majestic Star as of August 4, 2006 and is shown as if the merger had been completed as of January 1, 2006. All 2005 information is for Majestic Star only but includes its 50% interest in BHR and lease payments to BHPA as an expense .

(2)
Fitzgeralds Black Hawk’s 2005 depreciation includes the $1.5 million catch up depreciation and amortization expense for the period of time from July 2004 to April 2005 when the property’s assets were held for sale and no depreciation or amortization expense was recorded.

(3)
Corporate expenses reflect professional fees, payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties. Included in the nine-month period of 2005 is the $2.3 million charge related to the termination of the Fitzgeralds Black Hawk sale.

(4)	Majestic Investor Holdings was merged into the Company on March 22, 2006.
(5)	Operating margin is calculated by dividing operating income (loss) by net revenues.

Majestic Properties

Gross revenues for the three months ended September 30, 2006 was $64.8 million compared to $39.1 million in the same period in 2005, an increase of $25.7 million or 65.7%. Majestic Star II contributed $30.3 million of the increase, offset by a $4.7 million decline at Majestic Star. Casino revenues, which make up 95.1% of the gross revenue, were $61.6 million, an increase of $23.9 million compared to $37.7 million of the third quarter of 2005. Majestic Star II’s casino revenues of $28.5 million generated the increase. The decline at Majestic Star of $4.6 million was due to a $0.5 million decrease in table games revenue, resulting from a 15.0% increase in drop but offset by a 21.0% decrease in the hold percentage, and a $4.1 million decrease in slot win due to a reduction of 12.2% in coin-in compared to the prior year third quarter and a decrease in the win percentage of 0.7%.

For the three months ended September 30, 2006, operating income for the Majestic Properties was $4.4 million compared to $4.0 million for only Majestic Star (which included 50% of BHR’s loss in investment of $0.6 million) for the same three months in 2005. Excluding Majestic Star II and BHR, casino expenses were down $0.7 million, gaming taxes were down $1.4 million, advertising and promotions were down $0.3 million, general and administrative expenses decreased $3.1 million, and taxes to the City of Gary decreased $0.2 million. These decreases are a result of both lower revenues at Majestic Star and savings achieved through the cost savings strategies undertaken with the integration of Trump Indiana into Majestic Star. There was also a reduction in property taxes for Majestic Star of $1.0 million as the 2005 tax bills, received in August 2006, were less than anticipated as Lake County applied a one-time credit resulting from a settlement with a large Lake County taxpayer.

For the nine-month period ended September 30, 2006, gross revenues were $200.1 million, an increase of $82.4 million, or 70.0%, compared to 2005. Gross revenues of $94.1 million generated by Majestic Star II were the reason for this increase while Majestic Star experienced a decline of $12.0 million when comparing 2006 to 2005. Casino revenues were $102.1 million and $88.7 million, respectively, for Majestic Star and Majestic Star II in the first nine months of 2006 compared to casino revenue of $113.8 million for Majestic Star only in the first nine months of 2005. Casino revenues declined at Majestic Star due to a $1.8 million decrease in table games revenue caused by a 5.5% decline in drop and a 4.3% decrease in win percentage, and a $10.0 million decline in slot revenue resulting from a decrease in slot coin-in of 12.2%, offset by a 2.0% improvement in win percentage.

For the nine months ended September 30, 2006, operating income for the Majestic Properties was $29.6 million compared to $13.6 million for the same three months in 2005. Operating income from Majestic Star and Majestic Star II in 2006 was $21.3 million and $17.9 million, respectively, while BHR had an operating loss of $9.7 million. Comparing only the results of Majestic Star for the nine months ended September 30, 2006 to 2005, expenses decreased as follows: casino expense by $2.3 million, gaming taxes by $3.6 million, advertising and promotions by $1.4 million, general and administrative by $7.0 million, and taxes to the City of Gary by $0.7 million. In addition, in the nine months ended September 30, 2005, Majestic Star recognized a loss on its investment in BHR of $1.8 million. The prior year loss in investment in BHR is primarily depreciation expense. As a result of the Company’s acquisition of Trump Indiana, and its 50% ownership of BHR, all of BHR’s income and expenses are reflected in the $9.7 million operating loss reported above for the nine months ended September 30, 2006. Decreases in Majestic Star’s expenses are a result of lower volume and implementation of cost saving strategies related to the integration of Trump Indiana and Majestic Star. Property tax expense also decreased by $1.0 million based on the one-time tax credits received from Lake County in August 2006.

Fitzgeralds Tunica

Fitzgeralds Tunica generated gross revenues of $28.7 million in the third quarter of 2006 compared to $26.8 million in the third quarter of 2005, an increase of $1.9 million or 7.2%. The majority of this increase came from a $1.8 million or 8.2% increase in casino revenue from $21.9 million in the third quarter of 2005 to $23.7 million in the third quarter of 2006. This increase resulted from higher slot revenues of $0.6 million due to increases in slot coin-in of 3.4% offset by a slight decrease of 0.4% in the slot win percentage, and a $1.2 million increase in table games revenue resulting from a 68.9% increase in drop offset by a 3.1% reduction in the hold percentage. Casino revenue made up 82.6% of gross revenues in the third quarter of 2006 compared to 81.8% in the third quarter of 2005. Fitzgeralds Tunica will also have lower slot revenue in the future as it has implemented technology to allow customers to play downloadable promotional credits directly at the slot machines. The playing of these credits will not be recorded as revenue, but any jackpots won by our customers will be recognized as a direct reduction of slot revenue. As a result of the downloadable promotional credits to the slot machine, Fitzgeralds Tunica will be able to significantly reduce the amount of promotional cash coupons mailed and redeemed by its customers. We anticipate the reduction in slot revenues will be offset by reduced cash coupons mailed and redeemed.

For the three months ended September 30, 2006, operating income for Fitzgeralds Tunica was $3.3 million compared to $2.4 million in 2005, an increase of $0.9 million or 36.9%. Operating expenses increased $0.8 million primarily from increased casino expense, gaming tax expense and advertising and promotion expense related to the higher gaming volume and the repositioning of the property to attract a higher-value gaming customer, partially offset by a decrease in general and administrative expense and reduced depreciation expense as assets have become fully depreciated.

Gross revenues for the nine month period ended September 30, 2006 were $84.9 million at Fitzgeralds Tunica compared to $80.4 million in the same period in 2005, an increase of $4.5 million or 5.6%. Casino revenues increased 5.7% or $3.8 million to $70.0 million in 2006 compared to $66.2 million in 2005. The increase is comprised of a $2.0 million increase in slot revenue resulting from increases in slot coin-in and slot win percentages of 1.8% and 1.6%, respectively, and a $1.8 million increase in table games revenue from a 35.2% increase in drop offset by a 4.2% reduction in the hold percentage. Year-to-date 2006 casino revenues were 82.4.% of gross revenues compared to 82.3% in 2005.

Operating income increased to $8.9 million for the first nine months of 2006 compared to $8.5 million in 2005, an increase of $0.4 million or 4.5%. Operating expenses increased $2.2 million, mostly in casino expense, gaming taxes and advertising and promotions in relation to the higher casino revenues and the repositioning of the property to attract a high-value gaming customer. General and administrative expenses were also higher on a year-to-date basis, primarily due to greater labor and energy costs, that was partially offset by a decrease in depreciation expense as assets are becoming fully depreciated.

Fitzgeralds Black Hawk

Fitzgeralds Black Hawk’s gross revenues for the third quarter of 2006 were $10.2 million compared to $10.6 million in the third quarter of 2005, a decrease of $0.4 million or 3.5%. Casino revenues were $9.6 million which is a $0.3 million decrease or 3.3% when compared to the third quarter of 2005. This decline was mostly due to lower slot coin-in of 9.5%. During the third quarter of 2005, results were impacted by one of the two routes into Black Hawk being closed for most of the quarter, but we benefited from new customers visiting our facility while construction was ongoing at competitors. In 2006, we are feeling the effects of increased competition and marketing from remodeled properties.

For the three months ended September 30, 2006, operating income at Fitzgeralds Black Hawk was $2.7 million, an increase of $0.3 million when compared to operating income of $2.4 million in the third quarter of 2005. The majority of the increase came from savings in casino payroll expense resulting from the conversion of the floor to TITO machines and reduced gaming taxes as a result of the lower revenue in the quarter.

Gross revenues for the nine months ended September 30, 2006 were $29.9 million compared to $30.9 million in the first nine months of 2005, a decrease of $1.0 million or 3.2%. A decrease in casino revenue of $0.9 million is primarily responsible for this decrease as casino revenue decreased to $27.9 million for the first nine months of 2006 compared to $28.8 million in the same period in 2005. This decline is a result of lower slot coin-in of 6.2% which is due to new amenities and greater levels of marketing from our competitors.

For the nine-month period ended September 30, 2006, Fitzgeralds Black Hawk had operating income of $6.4 million compared to $6.1 million in 2005, an increase of $0.3 million or 6.0%. Comparing expenses in 2006 to 2005 shows an increase in casino expense of $0.2 million offset by a significant decrease in depreciation expense of $0.9 million and a reduction of $0.2 million in gaming taxes and $0.3 million in general and administrative costs. The decline in depreciation expense from 2005 is related to the catch up of depreciation expense in the second quarter of 2005 for the period from July 2004 to April 2005 when the property was being held for sale prior to the mutual termination of the purchase agreement.

Corporate

Corporate operating expense for the three and nine months ended September 30, 2006 was $1.3 million and $5.0 million, respectively, compared to $1.4 million and $6.6 million in 2005. The largest component of corporate expense is payroll, which has increased for both periods in 2006 compared to 2005 and will continue to increase as we build our corporate management team. The year-to-date expenses in 2005 also include the $2.3 million termination fee related to the cancelled sale of Fitzgeralds Black Hawk in April 2005.

Other income (expense)

Other income (expense) has increased to $14.9 million in net expenses for the three months ended September 30, 2006 compared to $7.4 million of expense in the third quarter of 2005. For the nine months ended September 2006, this net expense was $44.6 million compared to $22.1 million. For both periods, the majority of this increase is interest expense associated with $200.0 million of Senior Notes, $40.0 million of additional Senior Secured Notes and $63.5 million aggregate principal amount at maturity of Discount Notes that were all issued in December 2005 in conjunction with the Trump Indiana Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

We generate our cash flows from operating activities. For the nine-month periods ended September 30, 2006 and 2005, we reported cash flows from operating activities of $37.7 million and $23.2 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing the daily operations of our casinos, servicing our debt, funding capital improvements and projects, and making distributions to BDI under the manager agreement and for tax distributions.

Through September 30, 2006, investing activities used $15.1 million of cash, which was mostly for the acquisition of assets. In the first nine months of 2006, we purchased slot machines and continued to implement TITO technology, re-branded Trump Indiana to Majestic Star II, integrated Trump Indiana’s computer systems with those of Majestic Star, enhanced the BHR pavilion, made purchases related to upgrading the Fitzgeralds Tunica hotel and prepared for the Fitzgeralds Black Hawk expansion. For the same period in 2005, we spent $9.8 million primarily for slot machines at Majestic Star, Fitzgeralds Tunica and Fitzgeralds Black Hawk and for a new slot player tracking and marketing system at Fitzgeralds Black Hawk. We anticipate spending $8.0 million to $10.0 million on capital expenditures in the fourth quarter for remodeling the Fitzgeralds Tunica hotel, upgrading our restaurant operations and creating an entertainment venue at the Majestic Properties, and acquiring slot machines at all our properties.  The size and scope of future projects will be subject to the Company's cash flow and availability on its Senior Secured Credit Facility.

Financing activities caused a decrease in cash of $28.1 million through September 30, 2006 as a result of net paydowns of $21.0 million on our Senior Secured Credit Facility, $1.2 million of other debt payments and $1.4 million of deferred financing costs. The Company also made $4.5 million of distributions to BDI, the ultimate parent and manager of the Company, for taxes, and the fourth quarter 2005 and first quarter 2006 manager payment. Though allowable, BDI chose to defer its distribution for the three months ended June 30, 2006 and has not taken a distribution for the three months ended September 30, 2006. If BDI were to decide to take these distributions, then the Company would be required to pay $3.6 million. In 2005, financing activities resulted in a decrease in cash of $12.6 million from a net of $2.0 million to pay down debt, $4.4 million advanced to an affiliate and distributions to BDI of $6.2 million.

To date, we have financed our operations with internal cash flows and borrowings under our $80.0 million Senior Secured Credit Facility. At September 30, 2006, $26.2 million was outstanding and $53.8 million was available under the Senior Secured Credit Facility. The Company had unrestricted cash and cash equivalents of $26.8 million at September 30, 2006.

In conjunction with the Company’s acquisition of Trump Indiana, the Company entered into Amendment 1 to the Company’s development agreement (the “Amended Majestic Development Agreement”) with the City of Gary (“City”). The City has called into question the validity of the Amended Majestic Development Agreement. The Company’s position is that the Amended Majestic Development Agreement is valid and binding. The City has discussed with the Company its need to receive more economic incentive payments from the Majestic Properties. The Company is continuing its discussions with the City. The Company has made no commitment to assist the City at this time.

The Fitzgeralds Black Hawk property intends to expand its facility by rebuilding the Masonic Building (a partially demolished building on our property) as a part of a major casino expansion. Management expects the casino expansion to cost approximately $25.0 million, including the re-construction of the Masonic Building and the purchase of associated gaming equipment and other furniture and fixtures. The building will have two levels of gaming and a third level with a food outlet. At this time, the Company’s Board of Directors is evaluating the timing of this expansion project. Fitzgeralds Black Hawk also intends to rebuild the Rohling Inn, another historical building on Fitzgeralds Black Hawk’s property. The re-building is necessary due to its partial collapse when a contractor for the City of Black Hawk was burying a storm sewer pipe on the property of Fitzgeralds Black Hawk, causing damage to the building. We are currently in discussion with the insurance company to determine the amount of the proceeds from the policy, but there is a risk of a short-fall of insurance proceeds of up to $2.0 million. The Company anticipates subrogating the claim back to the City of Black Hawk’s contractor and other parties involved in burying the storm sewer pipe. However, there is no assurance that the Company will be successful with its claim. In the interim, the Company will need to advance the funds to cover any shortfall from insurance proceeds.

As we have discussed previously, the Company's Gary, Indiana properties will experience great levels of competition in the future as a result of the development and expansion projects announced by various northern Indiana casino operators.  Company management believes that in order to remain competitive in the northern Indiana market, new development and improvement projects will need to be undertaken. New development and improvement projects could include a vessel with all gaming operations on a single floor and land based amenities to support our gaming operations, such as new restaurants, a hotel, retail outlets and an entertainment venue. However, the Company is precluded, by the Senior Secured Credit Facility, from making capital expenditures in excess of $25.0 million per year (except for $7.5 million for TITO slot machines at Fitzgeralds Tunica and Fitzgeralds Black Hawk and the $25.0 million Fitzgeralds Black Hawk expansion) in 2006 and 2007. In 2008 through 2010, the limit on capital expenditures increases to $30.0 million. In addition, the Company is precluded from incurring additional debt unless certain financial tests are met. As a result of the Company's capital expenditure and debt incurrence limitations, the Company may need to seek partners to provide financing for these development and improvement projects, receive a contribution from its member, sell assets and amend the capital expenditure covenant contained within the Senior Secured Credit Facility. In addition, the Company acquired, on December 31, 2005, 2.45 acres of land at its Fitzgeralds Black Hawk property. This land is available for development; however, obtaining capital to commence development is limited, as previously explained.

Management believes that the Company's cash flow from operations and its current line of credit will be adequate to meet the Company's anticipated normal operating requirements for working capital. Given the recent lower than anticipated levels of cash flow, the Company may re-evaluate its planned capital expenditures in order to meet its significant contractual obligations with respect to amounts outstanding under the Senior Secured Credit Facility, the Senior Secured Notes and the Senior Notes, and tax distributions and distributions under the manager agreement with BDI. The Company will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in 2010. In addition, beginning April 15, 2009, our parent will likely look to us to distribute cash to pay interest on the Discount Notes. Our ability to distribute cash to Majestic Holdco is limited unless certain financial tests are met. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient to pay those obligations at maturity.

Each of the Senior Secured Notes and the Senior Notes Indentures and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to BDI to pay income taxes. The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and BDI, in the amount of $4.1 million, plus penalties and interest (as more fully described in Note 7 to the Financial Statements - Commitments and Contingencies) could have a material impact on the Company's liquidity in the period that the taxes are paid, if any, to the extent that the Company uses such liquidity to make distributions to BDI for tax purposes. As part of the $4.5 million in distributions to date in 2006 to BDI, $0.9 million was paid for current tax obligations separate from the assessments still outstanding with the Indiana Department of Revenue.

On April 13, 2006, the Company entered into Amendment Number Five to the Loan and Security Agreement, as amended (“Amendment Five”). Amendment Five modified the interest coverage ratio covenant, as defined in the Loan and Security Agreement, for the twelve-month period ended March 31, 2006. As a result of Amendment Four, the Company was required to obtain an interest coverage ratio of 1.85:1.0. The interest coverage ratio was amended to 1.80:1.0. In addition, the definition of Consolidated Interest Expense was amended to exclude interest expense related to the pushdown of Majestic Holdco's Discount Notes.

On July 31, 2006, the Company entered into Amendment Number Six (“Amendment Six”) to the Senior Secured Credit Facility. Amendment Six further modifies the last 12 month minimum EBITDA covenant and the last 12 month interest coverage ratio covenant for the applicable calendar quarterly periods. As amended, the Company is now required to have a minimum EBITDA of $65.0 million for the 12 months ended June 30, 2006, which periodically increases in $5.0 million increments to a maximum of $90.0 million for the 12 months ending March 31, 2010 and periods thereafter. The interest coverage ratio is reduced to 1.50:1.0 for the 12 months ended June 30, 2006, continuing through December 31, 2007. The ratio increases to 1.60:1.0 in 2008, 1.70:1.0 in 2009 and to 1.80:1.0 in 2010 and each period thereafter. In addition, the capital expenditures limitations have been increased to $25.0 million for each of the fiscal years 2006 and 2007 and to $30.0 million for each of the fiscal years 2008, 2009 and 2010. The Company was in compliance with the financial covenants under the Senior Secured Credit Facility as of September 30, 2006.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Note 2 to the interim financial statements as of September 30, 2006 as contained herein.

At Fitzgeralds Tunica, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and the customer cannot redeem the credits for cash, any jackpots won by the customer are a direct reduction of slot revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB No. 157 “Fair Value Measurements,” (“FASB 157”) to establish a framework for measuring fair value and expanding disclosures related to fair value measurements. SFAS 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating, what impact, if any, FASB 157 will have on future reporting.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 15d-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to cause the material information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.

Information regarding Legal Proceedings appears in Part I - Item 3 of our Report on Form 10-K for the fiscal year ended December 31, 2005. The following information is an update to those matters previously disclosed in our Report on Form 10-K:

Anti-trust litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. In December 2005, the District Court granted Summary Judgment in favor of the casinos, dismissing all claims against the Company and other casino defendants. The plaintiffs have filed an appeal. The briefing has just recently been completed and it will likely be several months before the 5th Circuit Court of Appeals issues a ruling on the appeal. The trial date for the casino defendants’ counterclaims has been continued until such time as the appellate court issues a ruling on the appeal. The Company intends to vigorously defend against the appeal. At this time, it is too early to determine the outcome of this litigation and the effect, if any, on the Company’s financial position and results of operations.

Majestic Star Income Tax Protest. The Indiana Department of Revenue (“Department”) held a hearing on the 1996 through 2002 tax years on April 7, 2006, and is expected to issue its ruling later this year. BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003. A hearing on the 2003 tax year has been scheduled by the Department for December 5, 2006.

Majestic Star Sales and Use Tax Assessments. The Department held a hearing on the 2003 and 2004 tax years on April 7, 2006, and is expected to issue its ruling later this year. In regard to the matters for the period 2001 through July 2003, the Tax Court has ordered the parties to file status reports in the case by December 31, 2006.

BHR Sales and Use Tax Assessments - 1998-2001 Tax Years. The Tax Court has ordered the parties to file status reports in the case by December 31, 2006.

BHR Sales and Use Tax Assessments - 2002-2004 Tax Years. On June 19, 2006, the Department assessed BHR $0.3 million in sales and use tax for 2003 and 2004, exclusive of interest and penalties, relating primarily to the same sales and use tax issues as were assessed in earlier years, concerning the provision of complimentary food to the employees and patrons of Majestic Star and Trump Indiana. BHR filed protests with the Department on August 16, 2006 and BHR is now awaiting a hearing on those protests.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Part I - Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005. The following risk factors reflect certain material changes from the risks previously disclosed in our Report on Form 10-K:

Increased competition in the Chicagoland market will have a significant impact on how we operate our business to remain competitive.

On April 27, 2006, Harrah’s Entertainment announced plans for a $485 million renovation and expansion of its Horseshoe Casino in Hammond, Indiana that is tentatively scheduled to open in mid-2008. The facility is expected to more than double the size of their existing facility. While we cannot determine what effect this will have on the future operations of our Majestic Properties, a renovated and expanded Horseshoe Casino in Hammond will have a significant impact on how we operate our business to remain competitive.

In addition, the Pokagon Indians have broken ground on a facility near the Indiana and Michigan state line that is scheduled to open in the summer of 2007 with anticipated 3,000 slot machines, 90 table games and 20 poker tables. This casino will have the advantage of being a land-based facility.

Boyd Gaming has also announced a $130.0 million expansion to their Blue Chip Casino facility with a 22-story hotel tower adding 300 guest rooms, a spa and fitness center, additional meeting and event space and new dining and other additional amenities. They expect to begin construction in the first quarter of 2007.

New casino facilities and the expansion of existing facilities will impact our ability to be competitive in the market in the event we are unable to improve our facilities.

Increased competition in Tunica market may negatively affect our operations.

Myriad Entertainment & Resorts, Inc. is moving forward with plans for its $1.9 billion resort in Tunica. They have stated that construction on the project is expected to begin in the summer of 2007 and take 24 to 48 months to complete. If the project is completed, the addition of 80,000 square feet of casino space may have a negative impact on our operations in this market.

Higher energy costs may negatively affect our customers discretionary income and may reduce the number of trips to our casinos.

Due to the recent increase in energy prices, there is a greater risk that our patrons will have less discretionary income. Customers may also be less likely to travel or to reduce the number of trips to our casinos due to higher fuel costs.

A shortfall in the amount of insurance proceeds related to our Black Hawk construction projects could limit our ability to implement our other planned expenditures at our properties.

If there is a shortfall in the insurance proceeds we expect to receive for the rebuilding of the Rohling Inn in Black Hawk, we will need to reallocate our capital expenditure budget to cover these costs in order to stay within our capital expenditures limitation in our loan covenants. This will limit our ability to implement our other planned expenditures at our properties.

Roadwork by the Colorado Department on Transportation may impact travel into Black Hawk during the fourth quarter of 2006.

The Colorado Department of Transportation is working along U.S. Route 6, which is one of the two transportation routes into Black Hawk, during the fourth quarter of 2006, including closure of the road, while installing fencing and mesh along the canyon walls as well as other rock scaling operations to improve safety on this highway. We cannot predict what impact this will have on our operations in Black Hawk at this time.

Failure to achieve the financial covenants as contained in the Company’s Senior Secured Credit Facility could cause an event of default.

In the past, the Company has had to seek amendments to the financial covenants contained in the Senior Secured Credit Facility in order to maintain compliance with those covenants. Failure to achieve compliance with future financial covenants could constitute an event of default under the Senior Secured Credit Facility and a cross default under the Senior Secured Notes and Senior Notes. A default, if not cured, could cause an acceleration of payment of the Company’s debt obligations, including the amount outstanding under the Senior Secured Credit Facility, Senior Secured Notes and Senior Notes.

Item 6.	Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description of Document

10.1*	Employment Agreement between The Majestic Star Casino, LLC and Jon Scott Bennett

31.1**	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Current Report on Form 8-K dated August 14, 2006.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

MAJESTIC STAR CASINO CAPITAL CORP. II

/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1