Form 10-Q
period 2007-03-31
Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP; MAJESTIC STAR CASINO LLC
filed 2007-05-15
CIK 1366611, 1366612, 1016466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of March 31, 2007, shares outstanding of each of the registrant’s classes of common stock:

Class	Number of shares
Not applicable	Not applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements.
THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006 *
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$27,321,223	$25,531,924
Restricted cash	3,326,881	3,326,881
Accounts receivable, less allowance for doubtful accounts of $1,029,803 and
$871,448 as of March 31, 2007 and December 31, 2006, respectively	4,730,605	7,582,476
Inventories	1,054,259	888,292
Prepaid expenses and deposits	3,530,912	2,306,311
Receivable from affiliate	541,326	455,270
Total current assets	40,505,206	40,091,154

Property, equipment and improvements, net	273,886,878	275,735,582
Intangible assets, net	124,530,710	125,395,502
Goodwill	47,431,442	47,431,442

Other assets:
Deferred financing costs, net of accumulated amortization
of $6,598,146 and $5,761,820 as of March 31, 2007 and
December 31, 2006, respectively	12,246,774	13,083,100
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $650,195 and $523,119, as of
March 31, 2007 and December 31, 2006, respectively	2,308,545	2,435,620
Other assets	2,795,373	2,187,020
Total other assets	17,350,692	17,705,740

Total assets	$503,704,928	$506,359,420

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$3,396,471	$4,491,600
Current portion of long-term debt	148,887	165,421
Accrued liabilities:
Payroll and related	10,754,301	9,116,726
Interest	22,675,684	10,750,630
Property and franchise taxes	10,699,122	8,942,975
Other accrued liabilities	12,948,659	15,554,947
Total current liabilities	60,623,124	49,022,299

Long-term debt, net of current maturities	534,621,019	545,736,924
Long-term portion of capitalized leases	37,814	67,066
Long-term debt pushed down from Majestic Holdco, net of discount of $10,818,971
as of March 31, 2007 and $12,376,308 as of December 31, 2006, respectively	52,681,029	51,123,692

Total liabilities	647,962,986	645,949,981

Member's deficit	(144,258,058)	(139,590,561)

Total liabilities and member's deficit	$503,704,928	$506,359,420
The accompanying notes are an integral part of these condensed consolidated financial statements.

* Condensed from audited consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended
	March 31,
	2007	2006
OPERATING REVENUES:
Casino	$95,130,560	$103,885,491
Rooms	2,544,945	2,764,392
Food and beverage	5,875,255	4,355,076
Other	1,882,476	1,748,010
Gross revenues	105,433,236	112,752,969
Less promotional allowances	13,739,617	12,834,835
Net operating revenues	91,693,619	99,918,134

OPERATING COSTS AND EXPENSES:
Casino	23,658,637	22,930,677
Rooms	1,072,184	1,184,204
Food and beverage	2,711,778	2,116,372
Other	503,121	258,065
Gaming taxes	22,307,944	24,423,328
Advertising and promotion	5,448,233	4,150,145
General and administrative	13,938,910	15,028,535
Corporate expense	1,723,202	1,817,704
Economic incentive tax - City of Gary	1,753,589	1,806,989
Depreciation and amortization	8,169,652	7,772,749
Gain on disposal of assets	(11,725)	(14,990)
Total operating costs and expenses	81,275,525	81,473,778

Operating income	10,418,094	18,444,356

OTHER INCOME (EXPENSE):
Interest income	212,177	136,067
Interest expense	(13,578,690)	(13,313,889)
Interest expense - debt pushed down from Majestic Holdco	(1,684,414)	(1,494,358)
Other non-operating expense	(34,665)	(27,248)
Total other expense	(15,085,592)	(14,699,428)

Net (loss) income	$(4,667,498)	$3,744,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

.
THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,667,498)	$3,744,928
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	7,304,860	6,907,959
Amortization	864,792	864,790
Amortization of deferred financing costs	836,325	784,899
Amortization of bond discount on 12 ½% senior discount notes and
deferred financing costs pushed down from Majestic Holdco	1,684,414	1,494,358
Gain on disposal of assets	(11,725)	(14,990)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	2,851,871	389,778
Related party receivables	(86,056)	(181,130)
Inventories	(165,967)	(5,254)
Prepaid expenses and deposits	(1,224,601)	(5,904,150)
Other assets	11,441	(82,815)
Accounts payable	(463,024)	223,032
Accrued payroll and other expenses	1,637,575	1,172,896
Accrued interest	11,925,054	11,501,772
Other accrued liabilities	(850,134)	(4,514,800)
Net cash provided by operating activities	19,647,327	16,381,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	-	(136,881)
Additions to property and equipment	(6,088,265)	(3,161,899)
Adjustment to costs related to Trump Indiana acquisition	-	188,795
Increase in Lakefront Capital Improvement Fund	(619,795)	-
Proceeds from disposal of equipment	11,725	168,874
Net cash used in investing activities	(6,696,335)	(2,941,111)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance costs for the 9 ½% senior secured notes	$-	$(48,239)
Issuance costs for the 9 ¾% senior notes	-	(241,463)
Issuance costs for 12 ½% senior discounted notes
pushed down from Majestic Holdco	-	(76,580)
Proceeds from line of credit	1,484,144	1,269,560
Repayment of line of credit	(12,600,049)	(19,800,000)
Repayment of debt	(45,788)	(1,022,573)
Distributions to Barden Development, Inc.	-	(1,392,497)
Net cash used in financing activities	(11,161,693)	(21,311,792)

Net increase (decrease) in cash and cash equivalents	1,789,299	(7,871,630)

Cash and cash equivalents, beginning of period	25,531,924	32,368,249

Cash and cash equivalents, end of period	$27,321,223	$24,496,619

	For The Three Months Ended
	March 31,
	2007	2006
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID:
Line of credit	$813,802	$1,164,709
City of Black Hawk - note payable	-	15,410
Other	3,234	6,131
Total	$817,036	$1,186,250

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital assets acquired from incurring accounts payable and accrued liabilities	$1,237,018	$240,048
Deferred financing and transaction costs related to the Trump acquisition
included in accrued liabilities	-	129,058
Severance costs included in goodwill and accrued payroll	-	444,298
Total	$1,237,018	$813,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. ORGANIZATION

The Majestic Star Casino, LLC (the “Company”) is a wholly owned subsidiary of Majestic Holdco, LLC (“Majestic Holdco”) which is a wholly owned subsidiary of Barden Development, Inc. (“BDI”). The Company was formed on December 8, 1993, as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary at Buffington Harbor, located in Lake County, Indiana on June 7, 1996.

The Company is a multi-jurisdictional gaming company with operations in three states - Indiana, Mississippi and Colorado. The Company owns and operates two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”, together the “Majestic Properties”).

The Company also owns other subsidiaries that operate the following “Fitzgeralds-brand” casino properties during the periods presented in the accompanying consolidated financial statements:

•	A casino-hotel located in Tunica County, Mississippi (“Fitzgeralds Tunica”).

•	A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions.

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% Senior Secured Notes (the “Senior Secured Notes”) due 2010. MSCC has no assets or operations. See Note 6 - Long Term Debt.

•
Majestic Star Casino Capital Corp. II (“MSCC II”) was formed in 2005 for the purpose of facilitating the offering of the Company’s $200.0 million 9 ¾% Senior Notes (the “Senior Notes”). MSCC II is a co-obligor with the Company for the Senior Notes. MSCC II has no assets or operations. See Note 6 - Long Term Debt.

Following the completion of the defeasance of the remaining Majestic Investor Holdings, LLC (“Investor Holdings”) 11.653% notes (“Investor Notes”) on March 6, 2006, we terminated the existence of Majestic Investor Capital Corp (an entity created to facilitate the issuance of the Investor Notes) effective March 6, 2006. We also merged Majestic Investor, LLC and Investor Holdings into The Majestic Star Casino, LLC on March 21, 2006 and March 22, 2006, respectively, thus making Barden Mississippi, LLC and Barden Colorado, LLC direct subsidiaries of The Majestic Star Casino, LLC.

A parking garage owned by the Company, through an entity formerly known as Buffington Harbor Parking Associates (“BHPA”), was merged into Majestic Star in August 2006. In addition, Buffington Harbor Riverboats, LLC (“BHR”), the pavilion and joint docking facility for Majestic Star and Majestic Star II, was dissolved on December 31, 2006.

Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 2. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC and its wholly owned direct and indirect subsidiaries. All inter-company transactions and balances have been eliminated. These financial statements have been prepared in accordance with U.S Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long lived assets and estimated liabilities for our self-insured medical and worker’s compensation plans, property taxes, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

In the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the three months ended March 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2006.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s consolidated balance sheet as of March 31, 2007 and December 31, 2006 includes the $63.5 million of 12½% Senior Discount Notes due 2011 (the “Discount Notes”), net of discount of $10.8 million and $12.4 million, respectively, issued by Majestic Holdco. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our $80.0 million senior secured credit facility (“Senior Secured Credit Facility”) preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the push down of the Discount Notes, the Company is also reflecting $2.3 million and $2.4 million of Discount Notes’ issuance costs, net of amortization, respectively, on its consolidated balance sheets as of March 31, 2007 and December 31, 2006. Amortization of issuance costs were $0.1 million for both quarters ended March 31, 2007 and 2006, and bond discount was $1.6 million and $1.4 million, respectively, on the Company's consolidated statements of operations for the quarters ended March 31, 2007 and 2006. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J).

CASH AND CASH EQUIVALENTS - The Company considers cash equivalents to include short-term investments with original maturities, or remaining maturities at time of purchase, of ninety days or less. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company places its cash primarily in checking and money market accounts with high credit quality financial institutions, which, at times, have exceeded federally insured limits.

RESTRICTED CASH - At both March 31, 2007 and December 31, 2006, restricted cash consisted of $3.3 million, which is held as certificates of deposit that serve as security for letters of credit supporting various self-insured worker’s compensation programs.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

PROMOTIONAL ALLOWANCES - Cash incentives related to gaming play are recorded as a reduction of gross revenues. Such amounts totaled $7.4 million and $8.0 million for the quarters ended March 31, 2007 and 2006, respectively. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:

	For The Three Months Ended March 31,
	2007	2006
Rooms	$1,108,932	$588,356
Food and Beverage	4,228,505	2,569,654
Other	263,530	116,866
Total	$5,600,967	$3,274,876

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise total promotional allowances.

	For The Three Months Ended March 31,
	2007	2006
Cash based promotional activities	$5,443,253	$6,162,999
Slot club and other	1,946,022	1,795,855
Retail cost of rooms, food, beverage and other	6,350,342	4,875,981
Total	$13,739,617	$12,834,835

        DOWNLOADABLE PROMOTIONAL CREDITS - At Fitzgeralds Tunica, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and the customer cannot redeem credits for cash, any jackpots won by the customer are a direct reduction in slot revenue.

NOTE 3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted or will be required to adopt the following accounting policy resulting from the following newly issued standards.

•
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB No. 157 “Fair Value Measurements”, (“FASB 157”) to establish a framework for measuring fair value and expanding disclosures relate  to fair value measurements. FASB 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating what impact, if any, FASB 157 will have on future reporting.

.
•
In February 2007, the FASB issued FASB No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FASB No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. FASB No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of FASB No. 157, "Fair Value Measurements" (see above). We are currently evaluating whether to adopt the fair value option under FASB No. 159 and evaluating what impact such adoption would have on our condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 4. RESTRICTED CASH

As part of a self-insured worker’s compensation program at Majestic Star, the Company was required to post a letter of credit in the amount of $1.0 million to secure payment of claims. To collateralize the letter of credit, the bank required that Majestic Star purchase certificates of deposit totaling $1.0 million. Majestic Star II also has a self-insured worker’s compensation program which required a $1.0 million letter of credit that is collateralized by a $1.0 million certificate of deposit. Our certificates of deposit are recorded in Restricted Cash on the Company’s consolidated balance sheets.

To secure payment of claims under the worker’s compensation programs at Fitzgeralds Tunica and Fitzgeralds Black Hawk, the Company was required to post a letter of credit of $1.25 million. This letter of credit is secured by a certificate of deposit.

The State of Mississippi has required Fitzgeralds Tunica to post surety bonds as security for current and future sales and gaming revenue tax obligations. Fitzgeralds Tunica has four surety bonds: a $0.6 million bond in place with the Mississippi State Tax Commission and three $5,000 bonds with the Mississippi Alcoholic Beverage Control. These surety bonds are secured only by personal guaranties of Don H. Barden. If Mr. Barden is required to make payments to the bonding companies as a result of the guaranties, the Company will be obligated to reimburse Mr. Barden for any such payments.

Our Majestic Star and Majestic Star II properties are each required to have a $1.0 million surety bond in place with the Indiana Gaming Commission (“IGC”). Majestic Star II’s surety bond is in place. Majestic Star’s surety bond has not been placed pending surety bond language from the IGC.

NOTE 5. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company’s intangible assets, other than goodwill, as of March 31, 2007 and December 31, 2006 are as follows:

As of March 31, 2007	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	March 31, 2007	Life
Intangible assets:
Customer relationship	$24,540,000	$(7,884,410)	$16,655,590	8 yrs
Trade name	3,450,000	(1,834,880)	1,615,120	10 yrs
Gaming license	105,700,000	-	105,700,000	indefinite
Riverboat excursion license	700,000	(140,000)	560,000	15 yrs
Total intangible assets	$134,390,000	$(9,859,290)	$124,530,710

As of December 31, 2006	Gross Carrying	Accumulated	Net Amount	Expected
	Amount	Amortization	December 31, 2006	Life
Intangible assets:
Customer relationship	$24,540,000	$(7,117,534)	$17,422,466	8 yrs
Trade name	3,450,000	(1,748,630)	1,701,370	10 yrs
Gaming license	105,700,000	-	105,700,000	indefinite
Riverboat excursion license	700,000	(128,334)	571,666	15 yrs
Total intangible assets	$134,390,000	$(8,994,498)	$125,395,502

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 6. LONG-TERM DEBT

	March 31, 2007	December 31, 2006
Long-term debt outstanding is as follows:
9 ½% senior secured notes due 2010	$300,000,000	$300,000,000
9 ¾% senior notes due 2011	200,000,000	200,000,000
Senior secured credit facility	34,621,019	45,736,924
Capitalized leases and other debt	186,701	232,487
Total long-term debt	534,807,720	545,969,411
Less current maturities	148,887	165,421
Total long-term debt, net of current maturities	$534,658,833	$545,803,990

SENIOR SECURED NOTES

The Senior Secured Notes bear interest at a fixed annual rate of 9.5% payable on April 15 and October 15 of each year and have a maturity date of October 15, 2010. The Senior Secured Notes are guaranteed by all of our subsidiaries (other than MSCC). The Senior Secured Notes are secured by a pledge of substantially all of the Company’s and its subsidiaries’ current and future assets, other than certain excluded assets. The Senior Secured Notes are also collateralized by our equity interests held by Majestic Holdco and our equity interests in the subsidiary guarantors.

The indenture governing the Senior Secured Notes (the “Senior Secured Notes Indenture”) contains covenants which, among other things, restrict the Company’s ability to (i) make asset sales; (ii) make certain payments to, or investments in, third parties; (iii) incur additional indebtedness or liens on any assets; (iv) enter into transactions with affiliates; and (v) sell any restricted subsidiaries’ assets. In addition, upon a Change of Control as defined in the indenture governing the Senior Secured Notes, the Company will be required to offer to repurchase all of the outstanding Senior Secured Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

On or after October 15, 2007, the Senior Secured Notes may be redeemed at the redemption prices that start at 104.75% of their aggregate principal amount, plus accrued and unpaid interest to the date of redemption.

SENIOR NOTES

The Senior Notes bear interest at a fixed annual rate of 9.75 % payable on April 15 and October 15 of each year and have a maturity date of January 15, 2011. The Senior Notes are guaranteed by all of our subsidiaries (other than MSCC and MSCC II). The Senior Notes are senior unsecured obligations of the Company, ranking equally with all of the Company’s and its subsidiaries’ existing and future subordinated indebtedness. The Senior Notes are effectively subordinated to the Senior Secured Notes and the Company’s Senior Secured Credit Facility.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The indenture governing the Senior Notes (the “Senior Notes Indenture”) contains covenants which, among other things, restrict the Company’s ability to (i) make asset sales; (ii) make certain payments to, or investments in, third parties; (iii) incur additional indebtedness or liens on any assets; (iv) enter into transactions with affiliates; and (v) sell any restricted subsidiaries’ assets. In addition, upon a Change of Control as defined in the Senior Notes Indenture, the Company will be required to offer to repurchase all of the outstanding Senior Notes at a cash price equal to 101% of the principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

On or after October 15, 2008, the Senior Notes may be redeemed at the redemption prices that start at 104.875% of their aggregate principal amount, plus accrued and unpaid interest to the date of redemption. Prior to October 15, 2008, up to 35% of the original aggregate principal amount of the Senior Notes may be redeemed at a redemption price of 109.75%, plus accrued and unpaid interest to the date of redemption with the net proceeds of certain equity offerings.

SENIOR SECURED CREDIT FACILITY

The Company has an $80.0 million Senior Secured Credit Facility, which is secured by all of the equity of the Company and its restricted subsidiaries and by its restricted subsidiaries’ current and future assets, other than certain excluded assets. The lien on the collateral securing the Senior Secured Credit Facility is senior to the lien on the collateral securing the Senior Secured Notes and the guarantees of the Senior Secured Notes. Borrowings under the Senior Secured Credit Facility bear interest at the Company’s choice of LIBOR plus a range of 2.50% to 3.00% or the agent bank’s base rate (which approximates the prime rate) plus a range of 0.00% to 0.50%. The range is determined based on the Company’s EBITDA (as defined in the loan and security agreement governing the Senior Secured Credit Facility and amendments thereto). Full payment of any outstanding balance under the Senior Secured Credit Facility is due upon maturity in April 2010. The Company’s Senior Secured Credit Facility contains customary conditions to borrowing and contains representations and warranties customary in other gaming-related financings. The loan and security agreement governing the Senior Secured Credit Facility contains certain financial covenants and restrictions, which among other things, restrict indebtedness, investments, distributions and mergers and require the Company to maintain, as defined in the covenants (as amended), minimum EBITDA and interest coverage ratios, which increase periodically, and an annual limit on capital expenditures. At March 31, 2007 and December 31, 2006, the Company had available borrowing capacity under the Senior Secured Credit Facility of $45.4 million and $34.3 million, respectively.

The Company has entered into various amendments to the loan and security agreement governing the Senior Secured Credit Facility, the most current of which is described below.

On March 15, 2007, the Company entered into Amendment Number Seven (“Amendment Seven”) to the Senior Secured Credit Facility. Amendment Seven modified the Company’s minimum EBITDA requirement for the 12-month periods ended March 31, 2007, June 30, 2007 and September 30, 2007 to $65.0 million, respectively, modified the minimum EBITDA requirement for the 12-month periods ended December 31, 2007, March 31, 2008 and June 30, 2008 to $70.0 million, respectively, and modified the minimum EBITDA requirement to $72.0 million and $74.0 million, for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively. Amendment Seven also modified the Company’s interest coverage ratio requirement for the 12-month periods ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, to 1.20:1.0, respectively, and modified the interest coverage ratio requirement to 1.25:1.0 for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively.

OTHER DEBT

The Company has various capital leases of approximately $0.2 million and other debt for equipment. These debt obligations are of a short duration.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

DISCOUNT NOTES

The Discount Notes with a face value of $63.5 million were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The net proceeds from the Discount Notes were pushed down to the Company. The Discount Notes are not guaranteed by the Company. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interests of the Company pledged to secure the Company's Senior Secured Credit Facility and the Senior Secured Notes. The Discount Notes pay interest semiannually on April 15 and October 15 at a rate of 12.5%, which is paid in kind to October 15, 2008. On April 15, 2009, Majestic Holdco will be required to cash pay the interest on the Discount Notes. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company or BDI to fund its cash interest expense. The Company is precluded from making distributions to Majestic Holdco unless certain financial tests are met. The Discount Notes mature on October 15, 2011. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J).

INTERCREDITOR AGREEMENT

The trustee under the Senior Secured Notes Indenture (as collateral agent) and Wells Fargo Foothill, Inc., the agent under the Senior Secured Credit Facility are parties to the intercreditor agreement which provides for the contractual subordination of the liens on the collateral securing the Senior Secured Notes (and the related guarantees) to the liens on the collateral securing the indebtedness under the Senior Secured Credit Facility.

The intercreditor agreement, among other things, limits the trustee’s rights in an event of default under the Senior Secured Notes. Under the intercreditor agreement, if the Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the Senior Secured Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the Senior Secured Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 190 days following notice to such lenders of the occurrence of an event of default under the Senior Secured Notes Indenture. In addition, the intercreditor agreement prevents the trustee and the holders of the Senior Secured Notes from pursuing certain remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of the collateral will first be applied to repay indebtedness outstanding under the Senior Secured Credit Facility and thereafter to the holders of the Senior Secured Notes.

NOTE 7. COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity claims, to be routine litigation incidental to the Company’s business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2006, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows. See our Annual Report on Form 10-K for the year ended December 31, 2006 for a full description of our legal proceedings.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company had provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on ten individual claims that are payable under our stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in United States District Court for the Northern District of Illinois against the Insurance Provider alleging: (i) Breach of Contract, (ii) Unfair Practices in Settling Claims, (iii) Bad Faith, and (iv) Breach of Fiduciary Duty. While the Company believes it is entitled to reimbursement of all claims paid under the obligations of the insurance policy, at this point in time the Company is unable to assess the amount or likelihood of recovery.

TAX MATTERS

Majestic Star Income Tax Protest. The Company and its ultimate parent, BDI, have been assessed $2.6 million and $1.3 million respectively, plus interest, by the Indiana Department of Revenue (the “Department”). Additionally, BDI’s non-resident shareholder has been assessed $0.2 million, plus penalty and interest. The assessment relates to deductions for payments of taxes on adjusted gross gaming revenues the Company’s member took in computing adjusted gross income for Indiana state income tax purposes. The Department’s position is that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company, BDI and BDI’s non-resident shareholder timely filed protests for all tax years at issue with the Legal Division of the Department. The Department sustained the imposition of negligence penalties on the assessments, but denied the protest of the tax amount assessed to the extent that amounts assessed are in excess of net operating losses available to BDI's non-resident shareholder. The Company and BDI have filed petitions with the Indiana Tax Court appealing the Department's ruling on the $2.6 million and $1.3 million assessments. BDI's non-resident shareholder will be appealing the $0.2 million assessment with the Indiana Tax Court. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes, the Senior Notes, and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should BDI ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI.

BHR and Majestic Star Sales and Use Tax Assessments. For the years 1998 through 2004, the Department assessed BHR and Majestic Star $0.9 million for unpaid sales and use taxes related to merchandise and other products provided to the guests and employees of Majestic Star and BHR at no charge and the provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members Majestic Star and Trump Indiana, and to Majestic Star directly. Based on Hyatt Corp v. Indiana Department of State Revenue, (“Hyatt”), BHR and Majestic Star believe that they have no sales and use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis. In Hyatt, the petitioner, a hotel operator, sought a refund for use tax paid on food purchased for complimentary meals that were provided to both guests and employees. Hyatt prevailed. Majestic Star and BHR are arguing that food prepared for human consumption and provided to customers and employees on a complimentary basis are not taxable per the Hyatt decision. Should the Department prevail with its position that sales taxes are due on the value of complimentary meals Majestic Star and BHR provided to employees and customers of Majestic Star, the estimated 2005 sales tax exposure for the complimentary meals will be an additional $0.1 million. Pursuant to the terms of the stock purchase agreement with Trump Entertainment Resorts Holdings, L.P. (“TERH”), TERH is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liabilities. With regard to BHR's sales and use tax assessments, the indemnification amount would be $0.4 million. Estimated exposure for the year ended December 31, 2006 and the first three months of 2007, which would be the Company’s obligation only, would be approximately $0.1 million. On May 1, 2007, the Indiana Tax Court issued a decision in another sales and use tax case involving a riverboat casino with facts similar to the facts in Majestic Star's and BHR's cases outlined above. In that case, the court ruled that the provision of food and non-food items on a complimentary basis to patrons of a riverboat casino did not constitute retail sales subject to Indiana sales tax when purchased, was likewise exempt from use tax when such food was later prepared and provided to patrons on a complimentary basis. The Department has until May 31 to request a Tax Court rehearing in that case or file an appeal of the decision with the Indiana Supreme Court.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

GAMING REGULATIONS

The ownership and operation of riverboat gaming operations in Indiana are subject to strict state regulation under the Riverboat Gambling Act (the “Act”) and the administrative rules promulgated thereunder. The IGC is empowered to administer, regulate and enforce the system of riverboat gaming established under the Act and has jurisdiction and supervision over all riverboat gaming operations in Indiana, as well as over all persons on riverboats where gaming operations are conducted. The IGC is empowered to regulate a wide variety of gaming and non-gaming related activities, including the licensing of suppliers to, and employees at, riverboat gaming operations and to approve the form of entity qualifiers and intermediary and holding companies. The IGC has broad rulemaking power, and it is impossible to predict what effect, if any, an amendment to the existing rules or the finalization of proposed rules might have on the Company’s operations.

The ownership and operation of our casino gaming facilities in Mississippi and Colorado are also subject to various state and local regulations in the jurisdictions where they are located. In Mississippi, our gaming operations are subject to the Mississippi Gaming Control Act, and to the licensing and/or regulatory control of the Mississippi Gaming Commission, the Mississippi State Tax Commission and various state and local regulatory agencies, including liquor licensing authorities. In Colorado, our gaming operations are subject to the Limited Gaming Act of 1991, which created the Division of Gaming within the Colorado Department of Revenue and the Colorado Limited Gaming Control Commission, which is empowered to license, implement, regulate and supervise the conduct of limited gaming. Our Colorado operations are also subject to the Colorado Liquor Code and the state and local liquor licensing authorities.

The Company’s directors, officers, managers and key employees are required to hold individual licenses. These requirements vary from jurisdiction to jurisdiction. Licenses and permits for gaming operations and for individual licensees are subject to revocation or non-renewal for cause. Under certain circumstances, holders of our securities are required to secure independent licenses and permits.

NOTE 8. RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s financial statements for 2007 and 2006 include the $63.5 million of Discount Notes, net of discount of $10.8 million and $12.4 million as of March 31, 2007 and December 31, 2006, respectively, issued by Majestic Holdco. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, including Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J).

Manager Agreement. Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the notes and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indenture governing the Senior Secured Notes and the Senior Secured Credit Facility) for the immediately preceding fiscal quarter.

During the quarter ended March 31, 2006, the Company made distributions totaling $1.4 million to BDI pursuant to the Manager Agreement. No distributions were made during the quarter ended March 31, 2007 as the required interest coverage ratios at the Company’s parent, Majestic Holdco, were not attained.  Currently, BDI, the Company’s ultimate parent, has elected to defer $4.5 million of manager distributions that were payable in 2006.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada. The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year, or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. These transactions are included in general and administrative expenses in the consolidated statements of operations. For both quarters ended March 31, 2007 and 2006, the Company charged Barden Nevada $0.4 million pursuant to the expense sharing agreement.

Barden Nevada Revolving Promissory Note. On March 9, 2005, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company up to $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on October 7, 2007 along with the accrued and unpaid interest. As of March 31, 2007, there was no principal balance outstanding on the promissory note.

NOTE 9. SEGMENT INFORMATION

The Majestic Star Casino, LLC, either directly or indirectly through wholly owned subsidiaries, owns and operates four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”). The Majestic Properties for 2006 and through the quarter ended March 31, 2007 include Majestic Star and Majestic Star II. BHPA was merged into Majestic Star on August 4, 2006, and BHR was dissolved into Majestic Star on December 31, 2006. Both are shown as if the transactions had been completed as of January 1, 2006.

The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to mid-level gaming customers. The major products offered in each segment are as follows: casino, hotel rooms (at the Majestic Properties and Fitzgeralds Tunica), and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2006. There are minimal inter-segment sales.

A summary of the Properties’ operations by business segment and expenditures for additions to long-lived assets for the quarters ended March 31, 2007 and March 31, 2006 are presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	For The Three Months Ended
	March 31,
	2007	2006
	(amounts in thousands)
Net revenues:
Majestic Properties	$63,223	$69,511
Fitzgeralds Tunica	20,520	21,733
Fitzgeralds Black Hawk	7,950	8,674
Total	$91,693	$99,918

Operating income:
Majestic Properties	$9,709	$14,865
Fitzgeralds Tunica	852	3,679
Fitzgeralds Black Hawk	1,610	1,742
Corporate (1)	(1,753)	(1,842)
Total	$10,418	$18,444

Segment depreciation and amortization:
Majestic Properties	$4,851	$5,027
Fitzgeralds Tunica	2,669	2,146
Fitzgeralds Black Hawk	620	576
Corporate (1)	30	24
Total	$8,170	$7,773

Expenditure for additions to long-lived assets:
Majestic Properties	$1,164	$2,166
Fitzgeralds Tunica	4,049	502
Fitzgeralds Black Hawk	852	489
Corporate (1)	23	5
Total	$6,088	$3,162

(1) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Majestic Star Casino, LLC is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries of the $300.0 million of Senior Secured Notes.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,828,561	$-	$18,492,662	$-			$27,321,223
Restricted cash	2,286,881	-	1,040,000	-			3,326,881
Accounts receivable, net	981,562	-	3,749,043	-			4,730,605
Inventories	232,222	-	822,037	-			1,054,259
Prepaid expenses and deposits	1,876,202	-	1,654,710	-			3,530,912
Receivable from affiliate	3,521,042	-	8,979	(2,988,695)	(a	)	541,326
Investment in subsidiaries	127,848,201	-	-	(127,848,201)	(b	)	-
Total current assets	145,574,671	-	25,767,431	(130,836,896)			40,505,206

Property, equipment and improvements, net	144,040,124	-	129,846,754	-			273,886,878
Intangible assets, net	-	-	124,530,710	-			124,530,710
Goodwill	-	-	47,431,442	-			47,431,442
Other assets:
Deferred financing and transaction costs, net,
related to the acquisition of Trump Indiana	12,246,774	-	-	-			12,246,774
Deferred financing and transaction costs, net,
pushed down from Majestic Holdco (d)	2,308,545	-	-	-			2,308,545
Long term receivable - related party	181,254,846	-	5,096,232	(186,351,078)	(a	)	-
Other assets	1,142,176	-	1,653,197	-			2,795,373
Total other assets	196,952,341	-	6,749,429	(186,351,078)			17,350,692
Total assets	$486,567,136	$-	$334,325,766	$(317,187,974)			$503,704,928

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$909,479	$-	$2,486,992	$-			$3,396,471
Current portion of long-term debt	61,250	-	87,637	-			148,887
Payable to related party	41,615	-	2,947,080	(2,988,695)	(a	)	-
Accrued liabilities:
Payroll and related	3,887,131	-	6,867,170	-			10,754,301
Interest	22,675,684	-	-	-			22,675,684
Property and franchise taxes	6,605,356	-	4,093,766	-			10,699,122
Other accrued liabilities	4,018,684	-	8,929,975	-			12,948,659
Total current liabilities	38,199,199	-	25,412,620	(2,988,695)			60,623,124

Due to related parties	5,323,947	-	181,027,131	(186,351,078)	(a	)	-
Long-term debt, net of current maturities	534,621,019	300,000,000	37,814	(300,000,000)	(c	)	534,658,833
Long-term debt pushed down from Majestic Holdco (e)	52,681,029	-	-	-			52,681,029
Total liabilities	630,825,194	300,000,000	206,477,565	(489,339,773)			647,962,986
Member's (deficit) equity	(144,258,058)	(300,000,000)	127,848,201	172,151,799	(b) (c	)	(144,258,058)
Total liabilities and member's (deficit) equity	$486,567,136	$-	$334,325,766	$(317,187,974)			$503,704,928

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of March 31, 2007

(a)	To eliminate intercompany receivables and payables.

(b)	To eliminate intercompany accounts and investment in subsidiaries.

(c)
As more fully described in Note 6. Long-Term Debt, the Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

(d)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(e)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,101,841	$-	$16,430,083	$-			$25,531,924
Restricted cash	2,286,881	-	1,040,000	-			3,326,881
Accounts receivable, net	2,014,267	-	5,568,209	-			7,582,476
Inventories	196,681	-	691,611	-			888,292
Prepaid expenses and deposits	824,865	-	1,481,446	-			2,306,311
Receivable from affiliate	6,186,636	-	-	(5,731,366)	(a	)	455,270
Investment in subsidiaries	119,861,069			(119,861,069)	(b	)	-
Total current assets	140,472,240	-	25,211,349	(125,592,435)			40,091,154

Property, equipment and improvements, net	146,207,554	-	129,528,028	-			275,735,582
Intangible assets, net	-	-	125,395,502	-			125,395,502
Goodwill	-	-	47,431,442	-			47,431,442
Other assets:
Deferred financing and transaction cost, net	13,083,100	-	-	-			13,083,100
Deferred financing and transaction cost, net,
pushed down from Majestic Holdco (d)	2,435,620	-	-	-			2,435,620
Long term receivable - related party	223,649,437	-	7,757,546	(231,406,983)	(a	)	-
Other assets	503,637	-	1,683,383	-			2,187,020
Total other assets	239,671,794	-	9,440,929	(231,406,983)			17,705,740
Total assets	$526,351,588	$-	$337,007,250	$(356,999,418)			$506,359,420

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$2,166,672	$-	$2,324,928	$-			$4,491,600
Current portion of long-term debt	60,091	-	105,330	-			165,421
Payable to related party	2,095	-	5,729,271	(5,731,366)	(a	)	-
Accrued liabilities:
Payroll and related	3,131,620	-	5,985,106	-			9,116,726
Interest	10,750,630	-	-	-			10,750,630
Property and franchise taxes	5,178,856	-	3,764,119	-			8,942,975
Other accrued liabilities	5,476,552	-	10,078,395	-			15,554,947
Total current liabilities	26,766,516	-	27,987,149	(5,731,366)			49,022,299

Due to related parties	42,298,987	-	189,107,996	(231,406,983)	(a	)	-
Long-term debt, net of current maturities	545,752,954	300,000,000	51,036	(300,000,000)	(c	)	545,803,990
Long-term debt pushed down from Majestic Holdco (e)	51,123,692	-	-	-			51,123,692
Total liabilities	665,942,149	300,000,000	217,146,181	(537,138,349)			645,949,981
Member's (deficit) equity	(139,590,561)	(300,000,000)	119,861,069	180,138,931	(b) (c	)	(139,590,561)
Total liabilities and member's deficit	$526,351,588	$-	$337,007,250	$(356,999,418)			$506,359,420

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET (CONTINUED)
As of December 31, 2006

(a)	To eliminate intercompany receivables and payables.

(b)	To eliminate intercompany accounts and investment in subsidiaries.

(c)
As more fully described in Note 6, Long-Term Debt, The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

(d)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(e)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries			Consolidated
OPERATING REVENUES:
Casino	$36,843,659	$-	$58,286,901	$-			$95,130,560
Rooms	-	-	2,544,945	-			2,544,945
Food and beverage	2,055,511	-	3,819,744	-			5,875,255
Other	914,052	-	968,424	-			1,882,476
Gross revenues	39,813,222	-	65,620,014	-			105,433,236
Less promotional allowances	4,940,528	-	8,799,089	-			13,739,617
Net operating revenues	34,872,694	-	56,820,925	-			91,693,619

OPERATING COSTS AND EXPENSES:
Casino	7,387,792	-	16,270,845	-			23,658,637
Rooms	-	-	1,072,184	-			1,072,184
Food and beverage	1,251,650	-	1,460,128	-			2,711,778
Other	260,602	-	242,519	-			503,121
Gaming taxes	10,353,331	-	11,954,613	-			22,307,944
Advertising and promotion	1,319,251	-	4,128,982	-			5,448,233
General and administrative	5,943,239	-	7,995,671	-			13,938,910
Corporate expense	1,723,202	-	-	-			1,723,202
Economic incentive tax - City of Gary	965,452	-	788,137	-			1,753,589
Depreciation and amortization	3,060,089	-	5,109,563	-			8,169,652
Gain on disposal of assets	-	-	(11,725)	-			(11,725)
Total operating costs and expenses	32,264,608	-	49,010,917	-			81,275,525

Operating income	2,608,086	-	7,810,008	-			10,418,094

OTHER INCOME (EXPENSE):
Interest income	33,210	-	178,967	-			212,177
Interest expense	(13,576,846)	-	(1,844)	-			(13,578,690)
Interest expense - debt pushed down
from Majestic Holdco (b) (c)	(1,684,414)	-	-	-			(1,684,414)
Other non-operating expense	(34,665)	-	-	-			(34,665)
Equity in net income of subsidiaries	7,987,131	-	-	(7,987,131)	(a	)	-
Total other expense	(7,275,584)	-	177,123	(7,987,131)			(15,085,592)

Net (loss) income	$(4,667,498)	$-	$7,987,131	$(7,987,131)			$(4,667,498)

(a)	To eliminate equity in net income of subsidiaries.

(b)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(c)	Includes interest expense on Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating			Total
	LLC	Capital Corp.	Subsidiaries	Entries (a)			Consolidated
OPERATING REVENUES:
Casino	$36,449,145	$-	$67,436,346	$-			$103,885,491
Rooms	-	-	2,764,392	-			2,764,392
Food and beverage	502,154	-	3,852,922	-			4,355,076
Other	803,710	-	944,300	-			1,748,010
Gross revenues	37,755,009	-	74,997,960	-			112,752,969
Less promotional allowances	2,527,220	-	10,307,615	-			12,834,835
Net operating revenues	35,227,789	-	64,690,345	-			99,918,134

OPERATING COSTS AND EXPENSES:
Casino	6,336,859	-	16,593,818	-			22,930,677
Rooms	-	-	1,184,204	-			1,184,204
Food and beverage	509,162	-	1,607,210	-			2,116,372
Other	7,429	-	250,636	-			258,065
Gaming taxes	10,401,865	-	14,021,463	-			24,423,328
Advertising and promotion	1,385,138	-	2,765,007	-			4,150,145
General and administrative	7,388,502	-	7,640,033	-			15,028,535
Corporate expense	1,817,704	-	-	-			1,817,704
Economic incentive tax - City of Gary	920,732	-	886,257	-			1,806,989
Depreciation and amortization	2,958,610	-	4,814,139	-			7,772,749
Gain on disposal of assets	(2,727)	-	(12,263)	-			(14,990)
Total operating costs and expenses	31,723,274	-	49,750,504	-			81,473,778

Operating income	3,504,515	-	14,939,841	-			18,444,356

OTHER INCOME (EXPENSE):
Interest income	74,620	-	61,447	-			136,067
Interest expense	(13,292,934)	-	(20,955)	-			(13,313,889)
Interest expense - debt pushed down
from Majestic Holdco (b) (c)	(1,494,358)	-	-	-			(1,494,358)
Other non-operating expense	(27,248)	-	-	-			(27,248)
Equity in net income of subsidiaries	14,980,333	-	-	(14,980,333)	(a	)	-
Total other expense	240,413	-	40,492	(14,980,333)			(14,699,428)

Net income	$3,744,928	$-	$14,980,333	$(14,980,333)			$3,744,928

(a)	To eliminate equity in net income of subsidiaries.

(b)	Includes amortization of deferred financing costs related to the issuance of Majestic Holdco’s Discount Notes pursuant to SEC Staff Bulletin 73 Topic 5(J).

(c)	Includes interest expense on Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES (a):	$2,511,155	$-	$17,136,172	$-	$19,647,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,186,836)	-	(5,054,403)	152,974	(6,088,265)
Disposals of fixed assets	152,974	-	-	(152,974)	-
Increase in Lakefront Capital Improvement Fund	(619,795)	-	-	-	(619,795)
Proceeds from disposal of equipment	-	-	11,725	-	11,725
Net cash used in investing activities	(1,653,657)	-	(5,042,678)	-	(6,696,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,484,144	-	-	-	1,484,144
Repayment of line of credit	(12,600,049)	-	-	-	(12,600,049)
Advances from (to) affiliates	10,000,000	-	(10,000,000)	-	-
Repayment of debt	(14,873)	-	(30,915)	-	(45,788)
Net cash used in financing activities	(1,130,778)	-	(10,030,915)	-	(11,161,693)

Net (decrease) increase in cash and cash equivalents	(273,280)	-	2,062,579	-	1,789,299

Cash and cash equivalents, beginning of period	9,101,841	-	16,430,083	-	25,531,924

Cash and cash equivalents, end of period	$8,828,561	$-	$18,492,662	$-	$27,321,223

(a)
Includes amortization of deferred financing costs of $0.1 million and interest expense of $1.6 million related to the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES (a):	$18,995,503	$-	$(2,614,230)	$-	$16,381,273

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(136,881)	-	-	-	(136,881)
Adjustment to costs related to the Trump Indiana acquisition	-	-	188,795	-	188,795
Additions to property and equipment	(2,094,672)	-	(1,067,227)	-	(3,161,899)
Merger of Majestic Investor Holdings into Majestic Star	600,328	-	(600,328)	-	-
Proceeds from disposal of equipment	134,068	-	34,806	-	168,874
Net cash used in investing activities	(1,497,157)	-	(1,443,954)	-	(2,941,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt issuance costs (b)	(366,282)	-	-	-	(366,282)
Repayment of line of credit	(19,800,000)	-	-	-	(19,800,000)
Proceeds from line of credit	1,269,560	-	-	-	1,269,560
Advances from (to) affiliates	6,850,000	-	(6,850,000)	-	-
Repayment of debt	-	-	(1,022,573)	-	(1,022,573)
Distribution to Barden Development, Inc.	(1,392,497)	-	-	-	(1,392,497)
Net cash used in financing activities	(13,439,219)	-	(7,872,573)	-	(21,311,792)

Net increase (decrease) in cash and cash equivalents	4,059,127	-	(11,930,757)	-	(7,871,630)

Cash and cash equivalents, beginning of period	7,484,580	-	24,883,669	-	32,368,249

Cash and cash equivalents, end of period	$11,543,707	$-	$12,952,912	$-	$24,496,619

(a)
Includes amortization of deferred financing costs of $0.1 million and interest expense of $1.4 million related to the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

(b)	Includes the pushdown of $0.1 million of issuance costs of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

STATEMENT ON FORWARD-LOOKING INFORMATION

Throughout this report we make forward-looking statements. Forward-looking statements include the words “may,” “will,” “would,” “could,” “likely,” “estimate,” “intend,” “plan,” “continue,” “believe,” “expect” or “anticipate” and other similar words and include all discussions about our development plans. We do not guarantee that the transactions and events described in this report will happen as described or that any positive trends noted in this report will continue. The forward-looking statements contained in this report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to our plans, objectives and expectations for future operations and are based upon management’s reasonable estimates of future results or trends. Although we believe that our plans and objectives reflected in or suggested by such forward-looking statements are reasonable, we may not achieve such plans or objectives. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. We will not update forward-looking statements even though our situation may change in the future.

For a more complete description of the risk factors that may affect our business, see the risk factors set forth in Item 1A., Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and as updated in Part II of this report, and elsewhere in this report.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this report. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

OVERVIEW

The Company

The Majestic Star Casino, LLC and its subsidiaries (collectively, the “Company”), operate two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”) and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”) and Black Hawk, Colorado (casino only) (“Barden Colorado” or “Fitzgeralds Black Hawk”). The Company has entered into an expense-sharing arrangement with Barden Nevada Gaming, LLC (“Barden Nevada” or “Fitzgeralds Las Vegas”) for support services. See Note 8 to the Consolidated Financial Statements.

DEVELOPMENTS DURING THE THREE-MONTH PERIOD ENDED MARCH 31, 2007

The Majestic Properties

On December 21, 2005, the Company purchased the Majestic Star II (formerly known as Trump Indiana) from Trump Entertainment Resorts Holdings, L.P. Since the acquisition, we have spent a significant amount of time and effort to incorporate Majestic Star II into our other Gary, Indiana operations. However, reductions in marketing and promotions, increased competition, disruption to our gaming operations during the transition, the loss of a separate, identifiable casino in Trump Indiana, and lack of acceptance of the changes we made to our properties by some of our customers have impacted casino revenues. As a result of the enhanced marketing and promotions at our competitors, and the decline in customer volumes, the Majestic Properties have become more aggressive in their marketing and promotions. Management continues to add staff in order to provide better service on the casino floor. In addition, during the first quarter we took control of all the restaurant operations within the Buffington Harbor pavilion. Previously, these restaurants were operated by third parties. By taking control we can better utilize these restaurants as an amenity for our casino operations by improving the levels of service and the quality of the food product. Also during the first quarter we opened up a new restaurant called Wings & Things. Wings & Things provides our guests with a convenient fast food option.

We continue to add new slot machines to our gaming floors, which replace older, under-performing slot machines. We plan to continue to upgrade our casino floor with new slot machines. Some of these new slot machines will replace existing slot machines that are leased by the Majestic Properties, which should assist in reducing costs. During the recent quarter we also remodeled our Superstar Lounge, which is exclusively available to our better customers and allows them a place to relax in an elegant atmosphere off of the casino floor.

The strategies and changes mentioned above are beginning to reflect improved casino revenues results. As reported by the state of Indiana, the Majestic Properties experienced casino revenue growth of 3.1% and 8.4% in March and April of 2007, versus March and April of 2006. While the casino revenue growth at the Majestic Properties in March 2007 was essentially equivalent to the growth in the northwest Indiana market for March, the April 2007 casino revenue growth rate at the Majestic Properties was nearly double that of the northwest Indiana market for April. We also experienced improvements in our admissions in March and April 2007, versus the same two months last year. It should be noted that the northwest Indiana market experienced declines in admissions in both months.

We are continuing to make improvements to our facilities in order to sustain casino revenue growth. On May 3, 2007 we completed the remodel of Don and Mike’s sports bar into a high limit baccarat room, which should attract and cater to our Asian customers. In conjunction with growing our Asian business, we have upgraded our player development and hosting programs. In order to differentiate ourselves from our competitors and enhance the customer experience, we plan to open an entertainment area within the Buffington Harbor pavilion. The entertainment venue is anticipated to have 450 seats and offer mid-level entertainment. The entertainment venue is anticipated to cost approximately $0.1 million. We are currently remodeling the existing steakhouse and plan on re-opening and re-branding it as Don B’s. Remodeling is anticipated to be completed by the end of May. The new Don B’s Steakhouse will have an upgraded menu and offer a superior level of service. We will also continue to refine our marketing and promotional programs. As mentioned previously, we have been aggressive with our marketing and promotional efforts in order to attract customers and capture them in our club programs. These efforts have had a negative impact on margins. We will be addressing our aggressiveness going forward in order to improve margins while not losing those guests who are truly profitable to our casino operations.

Fitzgeralds Tunica

Results at our Fitzgeralds Tunica property were below expectation in the first quarter of 2007. Our property management team believes the competitive environment has increased over the past few months. Many of our competitors have gaming operations along the Mississippi Gulf Coast. Due to hurricanes in 2005, the Mississippi Gulf Coast casinos were destroyed or closed. Some of our competitors with casino properties in both Tunica and the Gulf Coast used their Tunica casinos as an alternative for those players who previously favored the Mississippi Gulf Coast casinos. This provided a supply of customers to our competitors while new casinos were being built along the Mississippi Gulf Coast. Now that new casinos have opened along the Mississippi Gulf Coast, and players have migrated back to those properties, our competitors are enhancing their marketing and promotions to fill the void of customers lost to the Tunica casinos.

Also impacting our operating results in the first quarter was a poor win percentage in table games. Our win percentage in table games was 10.1% versus a win percentage in the first quarter of 2006 of 18.4%. As we have previously discussed, the property management team has been implementing various strategies to improve the quality of the property’s gaming customer. In table games we grew handle by 27.9% over the prior year quarter. Unfortunately, the growth in handle was not sufficient to offset the decline in win percentage, and as a result, table games revenues declined by $0.7 million. If the property would have achieved last year’s table game win percentage, table game revenues would have increased $0.6 million over the same period in 2006. We anticipate future volatility in our table games revenues as we continue to develop a base of customers that allows us to offset significant customer wins with significant customer losses. At this point our base of customers is not large enough to mitigate the risk of significant swings in our table games revenues.

We continue to upgrade the quality of the hotel and are in the second phase of a $7.0 million hotel remodel project. The second phase has a cost of $3.5 million. In 2006 we substantially completed the first phase of the hotel remodel project, at a cost of $3.5 million. The hotel remodel project upgrades the hotel front desk and lobby area, hotel room corridors and elevator landings and a substantial number of the property’s 506 hotel rooms. During the first quarter of 2007 approximately 8,000 room nights were lost as a result of the hotel remodel project, contributing to a $0.3 million decline in hotel revenue. We are also in the process of upgrading the first and third floor hotel connectors, which are basically the entrance access areas to our casino. These remodel projects further our strategy of improving the amenities and look of the property to attract and retain a higher worth casino customer.

During the second quarter of 2006, property management implemented a program that allows customers to directly download promotional credits to the slot machine thus eliminating the substantial amount of coupons mailed to and redeemed by our casino customers. The downloadable promotional credits, when played by the customer, are not being recognized as slot revenue, nor are they being recognized as promotional allowances; however, any jackpots won would be recognized as a reduction in slot revenues. When our marketing and promotional efforts were comprised principally of mailing coupons to our customers, those coupons, when redeemed, were being reflected in promotional allowances. The currency inserted and played off at the slot machine was recognized as revenue and any jackpots associated with this play would be a reduction of slot revenue. During the first quarter of 2007, casino revenues were reduced by $2.2 million as a result of downloadable promotional credits. Offsetting the decline in casino revenues as a result of downloadable promotional credits was a $2.3 million decline in promotional allowances, which was due to the significant reduction in cash coupons redeemed. Since downloadable promotional credits are new our property management team continues to refine the amount of downloadable promotional credits given to customers.

Fitzgeralds Black Hawk

Results at our Fitzgeralds Black Hawk property were slightly lower than the same quarter last year, as lower net revenues were almost completely offset by reduced operating expenses. As we have reported previously, the property has benefited over the past couple of years by construction disruptions at major competitor casinos. Starting in the second quarter of 2006, many of these construction disruptions were abated. Since that period we have seen our casino revenues, which comprised approximately 93.5% of our gross revenues in the first quarter of 2007, decline. Also impacting our revenues in the first quarter of 2007 were a number of severe storms that struck in the area in January. A reduction in operating expenses, principally casino expenses and gaming taxes, have mostly offset the decline in revenues. Casino expenses are down due to lower casino volumes and the implementation of TITO (ticket-in-ticket-out) slot technology in 2006. TITO slot technology allows us to operate our casino floor more efficiently, thus saving on labor. In addition, to facilitate the implementation of TITO technology the property acquired new slot machines. The new slot machines replaced slot machines that were being leased. The reduction of leased slot machines has helped to reduce operating expenses. The reduction in gaming taxes is due to our lower casino revenues.

Our expansion project continues to move forward. We anticipate the expansion costs to be $30.9 million, net of insurance proceeds from the Rohling Inn collapse, and to be completed in the late second or early third quarter of 2008. The expansion will provide for an additional 400 slot machines and a food outlet.

CONSOLIDATED FINANCIAL RESULTS

The discussion of our consolidated financial results for the three months ended March 31, 2007 is inclusive of the Majestic Star and Majestic Star II (collectively, the Majestic Properties), Fitzgeralds Tunica, Fitzgeralds Black Hawk, the Company’s corporate overhead and interest expense, and amortization of financing costs related to the pushdown of the Discount Notes, as discussed below.

Discount Notes

Majestic Holdco, the Company’s parent, issued, in conjunction with its co-issuer, Majestic Holdco, Inc., $63.5 million, net of original issue discount, of 12 ½% Senior Discount Notes due 2011 (the “Discount Notes”). The Company’s consolidated balance sheets as of March 31, 2007 and December 31, 2006 include the pushdown of Discount Notes of $52.7 million and $51.1 million, respectively, net of original issue discount. Also pushed down are financing costs of $2.3 million and $2.4 million, both net of amortization as of March 31, 2007 and December 31, 2006. The Company is also reflecting $1.7 million and $1.5 million, for the three-month periods ended March 31, 2007 and 2006, respectively, of interest expense and amortization of financing costs within its consolidated statements of operations and cash flows. A likely scenario for the repayment of these Discount Notes is from cash flows of the Company or a refinancing of the Company’s indebtedness, together with the indebtedness of Majestic Holdco. The Discount Notes have been “pushed-down” to the Company pursuant to the guidelines of SEC Staff Accounting Bulletin 73 Topic 5(J). The Discount Notes are solely the obligation of Majestic Holdco and its co-issuer, Majestic Holdco, Inc. and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes. Further, the Indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met.

Consolidated Operating Results

Consolidated gross operating revenues decreased $7.3 million, or 6.5%, from $112.8 million in the three-month period ended March 31, 2006 to $105.4 million in the three-month period ended March 31, 2007. The decline is primarily due to lower gross revenues at the Majestic Properties, Fitzgeralds Tunica and Fitzgeralds Black Hawk of $2.9 million, $3.5 million and $0.9 million, respectively.

Consolidated casino revenues, which comprise 90.2% of consolidated gross revenues, decreased $8.8 million, or 8.4%, to $95.1 million, in the three-month period ended March 31, 2007, compared to the similar period last year. The decline is due to the competitive markets in which our casinos operate, the lingering effects of the integration of Majestic Star II into our Gary operations, a decline in win percentages, particularly at our Fitzgeralds Tunica property and the implementation of downloadable promotional credits, again at our Fitzgeralds Tunica property.

During the first quarter of 2007, promotional allowances, which are deducted from gross operating revenues to arrive at net revenues, increased to $13.7 million from $12.8 million in the same quarter last year. The increase is due to enhanced promotional efforts at the Majestic Properties, which increased $3.4 million. As mentioned above, the Majestic Properties were more aggressive with promotional allowances in order to increase customer visits and attract new customers to the properties. Both Fitzgeralds Tunica and Fitzgeralds Black Hawk had declines in promotional allowances. Fitzgeralds Tunica’s decline resulted from downloadable promotional credits and Fitzgeralds Black Hawk’s decline was the result of lower casino volumes.

In the three-month period ended March 31, 2007, as compared to the same three-month period last year, operating expenses declined by $0.2 million. Operating expenses were up $1.6 million at Fitzgeralds Tunica, primarily as a result of greater casino, and advertising and promotional expenses. Operating expenses at our other casino properties, and corporate, all declined, with operating expenses down $1.1 million at the Majestic Properties, $0.6 million at Fitzgeralds Black Hawk and $0.1 million at Corporate.

As a result of a $8.2 million decline in net revenues, which follows from our $7.3 million decline in gross revenues and the $0.9 million increase in promotional allowances, operating income declined by $8.0 million and the Company’s net loss increased $8.4 million to a consolidated net loss of $4.7 million.

OTHER DEVELOPMENTS THAT MAY IMPACT OUR OPERATIONS

•	Competition in our markets remains intense and continued aggressive marketing by our competitors in all our markets will require us to maintain a high level of marketing and promotional expenses.

•
Enhancements to existing casino facilities of our competitors and new casino facilities that should open in the second half of 2007 and in 2008 will increase the level of competition our Majestic Properties experience in northwest Indiana.

•
As mentioned previously, Fitzgeralds Tunica’s management team continues to make improvements to the property in order to attract customers that have a higher worth to the casino. Part of the property’s future plans includes a high-limit blackjack pit, remodeling the casino floor and opening a small poker room. Our ability to undertake these projects will be contingent on improving cash flow.

•
The Company has other capital plans, which include remodeling our casinos in order to make them more attractive to our customers and purchasing new slot machines. Some of these projects may need to be delayed, or cancelled, depending upon how our future cash flows materialize.

Operating Results by Entity
	For The Three Months Ended
	March 31,
	2007	2006
	($ amounts in thousands)
Gross revenues:
Majestic Properties	$71,501	$74,389
Fitzgeralds Tunica	24,784	28,296
Fitzgeralds Black Hawk	9,148	10,068
Total	$105,433	$112,753

Net revenues:
Majestic Properties	$63,223	$69,511
Fitzgeralds Tunica	20,520	21,733
Fitzgeralds Black Hawk	7,950	8,674
Total	$91,693	$99,918

Casino revenues:
Majestic Properties	$66,469	$71,129
Fitzgeralds Tunica	20,106	23,352
Fitzgeralds Black Hawk	8,556	9,404
Total	$95,131	$103,885

Operating income (loss):
Majestic Properties	$9,709	$14,865
Fitzgeralds Tunica	852	3,679
Fitzgeralds Black Hawk	1,610	1,742
Corporate (1)	(1,753)	(1,842)
Total	$10,418	$18,444

Operating Margin (2):
Majestic Properties	15.4%	21.4%
Fitzgeralds Tunica	4.2%	16.9%
Fitzgeralds Black Hawk	20.3%	20.1%
Total	11.4%	18.5%

Expenditures for additions to long-lived assets:
Majestic Properties	$1,164	$2,166
Fitzgeralds Tunica	4,049	502
Fitzgeralds Black Hawk	852	489
Corporate	23	5
Total	$6,088	$3,162

Notes:
(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.
(2)	Operating margin is calculated by dividing operating income by net revenues.

FIRST QUARTER 2007 COMPARED TO FIRST QUARTER 2006

Majestic Properties

Gross revenues for the quarter ended March 31, 2007 were $71.5 million compared to $74.4 million in the same period in 2006, a decrease of $2.9 million, or 3.9%. Casino revenues, which make up 93.0% of the gross revenues, were $66.5 million, a decrease of $4.6 million, compared to $71.1 million in the prior year. The decline in casino revenues at the Majestic Star properties resulted from declines in slot coin in of 3.5%, table games drop of 6.9%, and table games hold percentage of 1.8%.

For the quarter ended March 31, 2007, operating income for the Majestic Properties was $9.7 million compared to $14.9 million for the Majestic Properties in the prior year quarter. Most of this decline in operating income is attributable to the decreased revenue, but part of it also resulted from increased promotional allowances of $3.4 million due to higher complimentary food and beverage expenses of $1.3 million as a result of the Majestic Properties taking over the food and beverage operations in the pavilion during the first quarter of 2007. These food and beverage operations were previously operated by third parties, who charged the Majestic Properties for meals provided to the casino customers of the Majestic Properties. Cash promotions also increased $2.0 million as management tried to drive incremental visits to our Gary casinos and enhance customer loyalty. Offsetting the above were reductions in gaming taxes of $1.6 million due to lower casino revenues.

Fitzgeralds Tunica

Gross revenues for the quarter ended March 31, 2007 were $24.8 million at Fitzgeralds Tunica compared to $28.3 million in the same period in 2006, a decrease of $3.5 million, or 12.4%. Casino revenues decreased 13.9%, or $3.2 million to $20.1 million in the first quarter 2007 compared to $23.4 million in the same period in 2006. Fitzgeralds Tunica’s table games revenues were down $0.7 million as a result of a decline in table games hold percentage from 18.4% in the first quarter of 2006 to 10.1% in the first quarter this year. A 27.9% increase in table games handle helped offset the decline in table games revenues. Additionally, slot revenues were down $2.6 million primarily due to downloadable promotional credits. Downloadable promotional credits created a reduction in slot revenues by $2.2 million in the first quarter of 2007, which was entirely offset by a corresponding reduction in promotional allowances of $2.3 million. As a result of the downloadable promotional credit program, we significantly reduced the amount of cash coupons mailed and redeemed by our customers. Also, contributing to a decline in gross revenues was a $0.3 million decrease in room revenue resulting from a reduction of nearly 8,000 available room nights for rooms taken out of service for an extensive hotel remodeling project during the first quarter of 2007.

Operating income decreased to $0.9 million for 2007 compared to $3.7 million in 2006, a decrease of $2.8 million, or 76.8%. Other than the decline in casino and hotel revenues, which was partly offset by the decline in promotional allowances, increased operating expenses resulted in the decrease in operating income. Casino expenses and advertising and promotional expenses increased $0.7 million and $0.9 million, respectively, due to increased casino payroll, junket and guest transportation costs, greater levels of bad debt due to increased casino credit and higher player development costs. In addition, depreciation and amortization expense increased $0.5 million resulting from the completion of the first phase of the hotel remodeling project. Offsetting the above were lower gaming taxes of $0.4 million resulting from our lower casino revenue. Operating expenses have increased as we continue to improve and upgrade not only the physical property, but our customers as well.

Fitzgeralds Black Hawk

Gross revenues for the quarter ended March 31, 2007 were $9.1 million compared to $10.0 million in 2006, a decrease of $0.9 million, or 9.1%. A decrease in casino revenue of $0.8 million is primarily responsible for this decrease as casino revenue decreased to $8.6 million for the first quarter of 2007 compared to $9.4 million in the same period in 2006. Revenue at Fitzgeralds Black Hawk was negatively impacted by severe winter storm conditions in January, and greater levels of advertising and promotions from our competitors during the first quarter of 2007 as compared to the year earlier period.

For the quarter ended March 31, 2007, Fitzgeralds Black Hawk had operating income of $1.6 million compared to $1.7 million in 2006, a decrease of only $0.1 million, or 7.6%. Operating expenses declined by $0.6 million primarily due to a reduction in casino expenses of $0.4 million as a result of lower payroll and slot participation expenses. Many slot machines with slot participation agreements in effect during the first quarter of 2006 were replaced with new slot machines purchased in the fourth quarter of 2006. Gaming taxes were $0.1 million lower due to the reduced level of casino revenue.

Corporate

Corporate operating expense for both quarters ended March 31, 2007 and 2006 was $1.8 million. Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

Other income (expense)

Other expense increased by $0.4 million to $15.1 million. The main component of other expense is interest expense, which increased $0.3 million due to higher interest rates and greater amounts drawn on our credit facility during the first quarter of 2007 as compared to the year earlier period. The accretion of the Discount Notes added $0.2 million in additional interest expense.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations with internal cash flows from our operations and borrowings under our $80.0 million credit facility (the “Senior Secured Credit Facility”). We generate substantial cash flows from operating activities. In the three months ended March 31, 2007 and 2006, we reported cash flows from operating activities of $19.6 million and $16.4 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of financing the daily operations of our casinos, servicing our debt, funding capital improvements and projects, making distributions under the Manager Agreement and tax distributions to BDI.

The Company has significant debt outstanding, including $34.6 million drawn on its Senior Secured Credit Facility ($45.4 million available to draw), $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $0.2 million of capital leases and other debt. As a result of the significant interest associated with our debt obligations and lower than anticipated financial performance, in the past, the Company has needed to amend the financial covenants of the Senior Secured Credit Facility in order to avoid a covenant violation under the Senior Secured Credit Facility (see discussion below).

In 2007, in addition to servicing the Company’s significant debt obligations, the Company plans to spend a total of approximately $31.6 million on property improvements. Included in the $31.6 million is the completion of the remodeling of the remaining Fitzgeralds Tunica hotel rooms and purchasing equipment, which primarily consists of slot machines. Also included in the $31.6 million is the Fitzgeralds Black Hawk expansion and re-building of the Rohling Inn, which is anticipated to cost $16.7 million in 2007 and a total of $30.9 million overall (see discussion below). The Company will also be required to make tax distributions to its manager based upon the state and federal taxable income generated by the Company. Also, the Company’s manager has deferred previously allowable distributions. If the Company’s manager were to elect to take these distributions, the Company would be required to pay $4.5 million, in addition to what would be allowable for distributions in 2007 under the Manager Agreement.

The Company faces significant competition in each of its markets. In addition, in the market in which our Majestic Properties compete, new and improved facilities are planned to be opened later in 2007 and 2008. These new and improved facilities could have a negative impact on the operating cash flows generated by our Majestic Properties and the Company. If operating cash flows are not at a level to support the Company’s debt service obligations, planned capital expenditures, including the Fitzgeralds Black Hawk expansion, and tax and manager distributions, the Company will need to draw on its Senior Secured Credit Facility or seek other forms of financing. There is no guarantee that such financing would be available to the Company on reasonable terms, if at all, and the Company’s ability to incur additional debt is restricted by the terms of the Senior Secured Credit Facility and the indentures governing our outstanding Senior Secured Notes and Senior Notes. The Company may, therefore, be required to modify the scope or timing of its planned capital expenditures.

The Company will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in April 2010. In addition, beginning April 15, 2009, our parent will likely look to us to distribute cash to pay interest on the Discount Notes. Our ability to distribute cash to Majestic Holdco is limited unless certain financial tests are met. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient for such purposes.

The Company had unrestricted cash and cash equivalents of $27.3 million at March 31, 2007. The Company does not hold excess cash in its bank accounts. Any excess cash is used to pay down the Senior Secured Credit Facility. In the first quarter of 2007, we spent approximately $6.1 million for the purchase of slot machines, upgrading the Fitzgeralds Tunica hotel and other remodeling projects, and the Fitzgeralds Black Hawk expansion. In the first quarter of 2006, the Company spent $3.2 million for the purchase of new slot machines, the integration of slot machines with TITO at all of our properties, re-branding Trump Indiana as Majestic Star II and integration of our computer systems with Trump Indiana.

Fitzgeralds Black Hawk is expanding its facility by rebuilding the Masonic Building and Rohling Inn properties, as a part of a major casino expansion. Management expects the casino expansion to cost approximately $30.9 million, including the reconstruction of the Masonic Building and Rohling Inn and the purchase of associated gaming equipment and other furniture and fixtures. The rebuilt Masonic Building will be four stories with a gaming mezzanine, which should allow us to add up to 400 slot machines and a food outlet. The Rohling Inn will be used for administration and contain space for hosting player events. The construction on the Rohling Inn is anticipated to be completed in the third quarter of 2008 and the Masonic Building by June 2008. A portion of the costs to re-build the Rohling Inn will be covered by insurance. At this time, the insurance company has yet to determine how much of the reconstruction is covered under the Company’s policy, but has paid the Company $1.4 million against the claim. The Company is allowed, pursuant to the terms of the Senior Secured Credit Facility, to spend $25.0 million on the Fitzgeralds Black Hawk expansion. Any amounts spent in excess of $25.0 million would come out of the allowable annual capital expenditures, as specified in the Senior Secured Credit Facility, of $25.0 million in 2007 and $30.0 million in 2008. The Fitzgeralds Black Hawk expansion will be funded by cash flow from operations and advances from the Senior Secured Credit Facility.

The Company continues to evaluate plans to upgrade and improve our casino operations at Buffington Harbor in Gary, Indiana. The Company is precluded by the Senior Secured Credit Facility from making capital expenditures in excess of $25.0 million in 2007 and $30.0 million in each year thereafter (excluding up to $25.0 million to expand Fitzgeralds Black Hawk) until the Senior Secured Credit Facility matures in 2010. As a result of the Company’s capital expenditure limitation, current level of indebtedness and operating cash flows, the Company may need to seek partners to provide financing for these projects, receive a contribution from its member and seek to amend the capital expenditure covenant contained within the Senior Secured Credit Facility.

The Company is also exploring the opportunity to replace its two existing gaming vessels in Gary, Indiana with a single-level gaming vessel. Management believes, with the new and improved casinos planned to open in its Indiana market, such a vessel may be necessary to remain competitive. The two existing gaming vessels are multi-level, which makes it more difficult for guests to move about the casinos and less efficient for the Company in operating these casinos, as opposed to a single-level casino. While no specific cost has been established on developing a single-level gaming vessel, whatever financing would be necessary would be outside of the allowable covenants contained within the Company’s Senior Secured Credit Facility and the indentures governing the Senior Secured Notes and Senior Notes. Thus, to build the single-level gaming vessel would require a significant equity infusion from our member or a partner, or other alternative financing.

In the past the Company had made distributions to fund its member’s income tax liabilities and the Company anticipates that it will make future distributions. The indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to our member to pay income taxes. The ultimate resolution of the assessments by the Indiana Department of Revenue against the Company and BDI, in the amount of $4.1 million, plus interest, could have a material impact on the Company’s liquidity in the period that the taxes are paid, if any, and to the extent that if the Company makes distributions to its member for tax purposes related to such resolution.

The purchase of certain gaming facilities by larger more recognized brand names or the expansion of gaming in jurisdictions in which gambling is already legal (or currently illegal) could significantly increase competition for the Company and thereby require additional investment by the Company in its facilities, gaming devices and marketing efforts. If necessary, and to the extent permitted under the indentures governing the Senior Secured Notes and Senior Notes, the Company would seek additional financing through borrowings of debt or equity financing, subject to any governmental approvals. There can be no assurance that additional financing, if needed, will be available to the Company or that, if available, the financing will be on terms favorable to the Company.

Credit Facility Amendments

On March 15, 2007, the Company entered into Amendment Number Seven (“Amendment Seven”) to the Senior Secured Credit Facility. Amendment Seven modifies the Company’s minimum EBITDA requirement for the twelve-month periods ended March 31, 2007, June 30, 2007 and September 30, 2007, to $65.0 million, respectively, modifies the minimum EBITDA requirement for the 12-month periods ended December 31, 2007, March 31, 2008 and June 30, 2008, to $70.0 million, respectively, and modifies the minimum EBITDA requirement to $72.0 million and $74.0 million for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively. Amendment Seven also modifies the Company’s interest coverage ratio requirement for the 12-month periods ended March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, to 1.20:1.0, respectively, and modifies the interest coverage ratio requirement to 1.25:1.0 for the 12-month periods ended September 30, 2008 and December 31, 2008, respectively.

The Company was in compliance with the financial covenants contained in the Senior Secured Credit Facility at March 31, 2007.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. We have summarized our significant accounting policies in Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 2 to the interim financial statements as of March 31, 2007 as contained herein. Of our accounting policies, we believe the following may involve a higher degree of judgment and complexity.

Revenue Recognition— Casino revenue is the net win from gaming activities, which is the difference between the amount wagered by our gaming patrons and the amount paid out to our patrons as a result of those wagers. Hotel, food and beverage and other revenue are recognized at the time the related service is performed. We deduct from our gross revenues the retail value of hotel rooms, food, beverage and merchandise provided to our casino customers on a complimentary basis. We also deduct from our gross revenues the value of certain cash-based promotional activities, including cash earned by customers as part of our slot club programs and cash coupons mailed to our casino customers.

Downloadable Promotional Credits— At Fitzgeralds Tunica, we have implemented promotions that allow customers to download promotional credits directly to the slot machine. While the Company does not recognize the playing of these credits as revenue and the customer cannot redeem the credits for cash, any jackpots won by the customer are a direct reduction of slot revenue.

Goodwill and Other Intangible Assets— We have approximately $47.4 million of goodwill and $124.5 million of other intangibles assets recorded on our balance sheet at March 31, 2007, related to the acquisitions of Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk. We regularly evaluate our acquired businesses for potential impairment indicators. Additionally, we adopted the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” in January 2002, which require us to perform impairment testing at least annually. Our judgments regarding the existence of impairment indicators are based on, among other things, the regulatory, market status and operational performance of our acquired businesses. Future events could significantly impact our judgments and any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Property and Equipment— At March 31, 2007, we have approximately $273.9 million of net property and equipment recorded on our balance sheet. We depreciate our assets on a straight-line basis over their estimated useful lives. The estimate of the useful lives is based on the nature of the asset as well as our current operating strategy. Future events, such as property expansions, new competition and new regulations, could result in a change in the manner in which we are using certain assets requiring a change in the estimated useful lives of such assets. In assessing the recoverability of the carrying value of property and equipment, we must make assumptions regarding estimated future cash flows and other factors. If these estimates or the related assumptions change in the future, we may be required to record impairment charges for these assets.

Casino Club Liability— All of our casinos offer programs whereby participants can accumulate points for casino wagering that can currently be redeemed for cash, lodging, food and beverages, and merchandise. A liability is recorded for the estimate of unredeemed points based upon each property’s redemption history. Changes in the program, increases in membership and changes in the redemption patterns of the participants can impact this liability.

Self-Insurance— The Company maintains accruals for self-insured health and worker’s compensation programs, which are classified in payroll and related liabilities in the consolidated balance sheets. Management and consultants determine the estimates of these accruals by periodically evaluating the historical expenses and projected trends related to these accruals. Actual results may differ from those estimates.

Litigation, Claims and Assessments— We also utilize estimates for litigation, claims and assessments. These estimates are based upon our knowledge and experience about past and current events and also upon reasonable future events. Actual results may differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB No. 157 “Fair Value Measurements,” (“FASB 157”) to establish a framework for measuring fair value and expanding disclosures related to fair value measurements. FASB 157 is effective for financial statements for fiscal years beginning after November 15, 2007. The Company is evaluating what impact FASB 157 will have on future reporting.

•
In February 2007, the FASB issued FASB No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". FASB No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by FASB No. 159 permits all companies to choose to measure eligible items at fair value at specified election dates. At each subsequent reporting date, companies shall report in earnings any unrealized gains and losses on items for which the fair value option has been elected. FASB No. 159 is effective as of the beginning of a company's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the company also elects to apply the provisions of FASB No. 157, "Fair Value Measurements" (see above). We are currently evaluating whether to adopt the fair value option under FASB No. 159 and evaluating what impact such adoption would have on our condensed consolidated financial statements.

CONTRACTUAL COMMITMENTS

There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4T. Controls and Procedures.

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

There have been no changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

Information regarding Legal Proceedings appears in Part I - Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Insurance Litigation. In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company had provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on ten individual claims that are payable under our stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in United States District Court for the Northern District of Illinois against the Insurance Provider alleging: (i) Breach of Contract, (ii) Unfair Practices in Settling Claims, (iii) Bad Faith, and (iv) Breach of Fiduciary Duty. While the Company believes it is entitled to reimbursement of all claims paid under the obligations of the insurance policy, at this point in time the Company is unable to assess the amount or likelihood of recovery.

Majestic Star Income Tax Protest. The Company and its ultimate parent, BDI, have been assessed $2.6 million and $1.3 million respectively, plus interest, by the Indiana Department of Revenue (the “Department”). Additionally, BDI’s non-resident shareholder has been assessed $0.2 million, plus penalty and interest. The assessment relates to deductions for payments of taxes on adjusted gross gaming revenues the Company’s member took in computing adjusted gross income for Indiana state income tax purposes. The Department’s position is that the Company had an obligation to withhold and remit tax for the non-resident shareholder of its member. The Company, BDI and BDI’s non-resident shareholder timely filed protests for all tax years at issue with the Legal Division of the Department. The Department sustained the imposition of negligence penalties on the assessments, but denied the protest of the tax amount assessed to the extent that amounts assessed are in excess of net operating losses available to BDI's non-resident shareholder. The Company and BDI have filed petitions with the Indiana Tax Court appealing the Department's ruling on the $2.6 million and $1.3 million assessments. BDI's non-resident shareholder will be appealing the $0.2 million assessment with the Indiana Tax Court. No liability has been accrued by the Company relating to this matter.

The Company’s indentures governing the Senior Secured Notes, the Senior Notes, and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should BDI ultimately be found liable for additional state income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI.

BHR and Majestic Star Sales and Use Tax Assessments. For the years 1998 through 2004, the Department assessed BHR and Majestic Star $0.9 million for unpaid sales and use taxes related to merchandise and other products provided to the guests and employees of Majestic Star and BHR at no charge and the provision of food, provided on a complimentary basis, to the patrons and employees of BHR’s members Majestic Star and Trump Indiana, and to Majestic Star directly. Based on Hyatt Corp v. Indiana Department of State Revenue, (“Hyatt”), BHR and Majestic Star believe that they have no sales and use tax liability for food for human consumption purchased by it and prepared for serving to its customers on a complimentary basis. In Hyatt, the petitioner, a hotel operator, sought a refund for use tax paid on food purchased for complimentary meals that were provided to both guests and employees. Hyatt prevailed. Majestic Star and BHR are arguing that food prepared for human consumption and provided to customers and employees on a complimentary basis are not taxable per the Hyatt decision. Should the Department prevail with its position that sales taxes are due on the value of complimentary meals Majestic Star and BHR provided to employees and customers of Majestic Star, the estimated 2005 sales tax exposure for the complimentary meals will be an additional $0.1 million. Pursuant to the terms of the stock purchase agreement with Trump Entertainment Resorts Holdings, L.P. (“TERH”), TERH is obligated to indemnify the Company for 50% of BHR’s pre-closing tax liabilities. With regard to BHR's sales and use tax assessments, the indemnification amount would be $0.4 million. Estimated exposure for the year ended December 31, 2006 and the first three months of 2007, which would be the Company’s obligation only, would be approximately $0.1 million. On May 1, 2007, the Indiana Tax Court issued a decision in another sales and use tax case involving a riverboat casino with facts similar to the facts in Majestic Star's and BHR's cases outlined above. In that case, the court ruled that the provision of food and non-food items on a complimentary basis to patrons of a riverboat casino did not constitute retail sales subject to Indiana sales tax when purchased, was likewise exempt from use tax when such food was later prepared and provided to patrons on a complimentary basis. The Department has until May 31 to request a Tax Court rehearing in that case or file an appeal of the decision with the Indiana Supreme Court.

Item 1A.        Risk Factors.

Information regarding risk factors appears in Part I - Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The following risk factors reflect certain material changes from the risks previously disclosed in our Annual Report on Form 10-K:

Increased competition in Chicagoland market

On April 4, 2007, Ameristar Casinos, Inc. announced that it has entered into a definitive agreement with Resorts International Holdings, LLC to acquire its subsidiary that owns and operates Resorts East Chicago. Ameristar intends to make a number of major capital improvements to Resorts East Chicago. It intends to significantly expand the gaming facilities, improve access to the casino, build additional structured parking and upgrade the non-gaming amenities. While we cannot determine what effect this will have on our future operations in the Chicagoland market, it may have a significant impact on how we operate our business to remain competitive.

Higher energy costs

Due to the recent increase in energy prices, there is a greater risk that our patrons will have less discretionary income due to higher fuel costs. Customers may also be less likely to travel or may be more likely to reduce the number of trips to our casinos.

Black Hawk construction projects

If there is a shortfall in the insurance proceeds we expect to receive for the rebuilding of the Rohling Inn at Black Hawk, we will need to reallocate our capital expenditure budget to cover these costs in order to stay within our capital expenditures limitation in our loan covenants. This will limit our ability to implement other planned expenditures at our properties.

Item 6.  Exhibits.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description of Document

10.1*	Management Incentive Plan

10.2**	Amendment Number Seven to Loan and Security Agreement

31.1***	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s current report on Form 8-K dated February 7, 2007.

**	Incorporated by reference to the Company’s current report on Form 8-K dated March15, 2007.

***	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP II

/s/ Don H Barden
Don H Barden
President and Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

/s/Jon S Bennett
Jon S Bennett
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

S-1