Form 10-Q
period 2008-03-31
Majestic Star Casino Capital CORP II; Majestic Star Casino Capital CORP; MAJESTIC STAR CASINO LLC
filed 2008-05-15
CIK 1366611, 1366612, 1016466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
(702) 388 - 2400
(Address of principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated Filer [ ]	Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Not Applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

PART I                     FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$28,521,322	$29,216,263
Restricted cash	3,401,359	3,401,359
Accounts receivable, less allowance for doubtful accounts of $1,053,327 and
$1,371,930 as of March 31, 2008 and December 31, 2007, respectively	4,402,842	5,779,838
Inventories	1,048,167	1,088,508
Prepaid expenses and deposits	4,221,062	2,013,891
Receivable from affiliates	478,778	616,889
Total current assets	42,073,530	42,116,748

Property, equipment and improvements, net	277,436,208	279,629,166
Intangible assets, net	121,071,543	121,936,336
Goodwill	47,431,442	47,431,442

Other assets:
Deferred financing costs, net of accumulated amortization
of $9,943,449 and $9,107,124 as of March 31, 2008
and December 31, 2007, respectively	8,901,471	9,737,796
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $1,158,498 and $1,031,422 as of
March 31, 2008 and December 31, 2007, respectively	1,800,241	1,927,317
Other assets	3,486,927	2,911,140
Total other assets	14,188,639	14,576,253

Total assets	$502,201,362	$505,689,945

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$3,044,394	$4,259,475
Current portion of long-term debt	181,363	202,780
Accrued liabilities:
Payroll and related	10,502,911	9,206,725
Interest	22,831,936	10,980,075
Property and franchise taxes	13,164,956	17,897,923
Payable to affiliate	-	214,288
Other accrued liabilities	15,786,618	16,475,209
Total current liabilities	65,512,178	59,236,475

Long-term debt, net of current maturities	552,365,406	556,535,441
Long-term debt of Majestic Holdco, net of discount of $4,028,599
and $5,789,771 as of March 31, 2008 and December 31, 2007, respectively	59,471,401	57,710,229

Total liabilities	677,348,985	673,482,145

Member's deficit	(175,147,623)	(167,792,200)

Total liabilities and member's deficit	$502,201,362	$505,689,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended
	March 31,
	2008	2007
OPERATING REVENUES:
Casino	$89,352,296	$95,130,560
Rooms	2,988,731	2,544,945
Food and beverage	6,457,033	5,875,255
Other	2,040,009	1,882,476
Gross revenues	100,838,069	105,433,236
Less: promotional allowances	11,844,599	13,919,363
Net operating revenues	88,993,470	91,513,873

OPERATING COSTS AND EXPENSES:
Casino	24,897,532	23,658,637
Rooms	580,014	805,184
Food and beverage	2,096,677	2,670,609
Other	442,922	503,121
Gaming taxes	21,014,331	22,307,944
Advertising and promotion	5,685,939	5,309,656
General and administrative	14,744,031	14,205,910
Corporate expense	1,635,719	1,723,202
Economic incentive tax - City of Gary	1,752,954	1,753,589
Depreciation and amortization	8,284,659	8,169,652
Gain on disposal of assets	(13,278)	(11,725)
Total operating costs and expenses	81,121,500	81,095,779

Operating income	7,871,970	10,418,094

OTHER INCOME (EXPENSE):
Interest income	109,724	212,177
Interest expense	(13,433,717)	(13,578,690)
Interest expense - debt pushed down from Majestic Holdco	(1,888,249)	(1,684,414)
Other non-operating expense	(15,151)	(34,665)
Total other expense	(15,227,393)	(15,085,592)

Net loss	$(7,355,423)	$(4,667,498)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,355,423)	$(4,667,498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,419,866	7,304,860
Amortization	864,793	864,792
Amortization of deferred financing costs	836,325	836,325
Amortization of bond discount on 12 ½% senior discount notes
pushed down from Majestic Holdco	1,761,173	1,557,338
Amortization of deferred financing costs on 12 ½% senior
discount notes pushed down from Majestic Holdco	127,076	127,076
Gain on disposal of assets	(13,278)	(11,725)
Changes in operating assets and liabilities:
Accounts receivable, net	1,376,996	2,851,871
Receivable from affilates	(76,177)	(86,056)
Inventories	40,341	(165,967)
Prepaid expenses and deposits	(1,629,721)	(1,224,601)
Other assets	30,524	11,441
Accounts payable	97,568	(463,024)
Accrued payroll and other expenses	1,296,186	1,637,575
Accrued interest	11,851,861	11,925,054
Other accrued liabilities	(6,090,715)	(850,134)
Net cash provided by operating activities	10,537,395	19,647,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(6,459,859)	(6,088,265)
Increase in Lakefront Capital Improvement Fund	(606,311)	(619,795)
Proceeds from disposal of equipment	25,286	11,725
Net cash used in investing activities	(7,040,884)	(6,696,335)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	9,721,713	1,484,144
Repayment of line of credit	(13,850,000)	(12,600,049)
Repayment of debt	(63,165)	(45,788)
Net cash used in financing activities	(4,191,452)	(11,161,693)

Net (decrease) increase in cash and cash equivalents	(694,941)	1,789,299

Cash and cash equivalents, beginning of period	29,216,263	25,531,924

Cash and cash equivalents, end of period	$28,521,322	$27,321,223

	For The Three Months Ended
	March 31,
	2008	2007
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID, NET OF CAPITALIZED INTEREST:	$745,531	$817,036

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable
and accrued liabilities, net	$3,158,342	$1,237,018
Capital assets transferred to prepaid rent	$577,450	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company is a multi-jurisdictional gaming company with operations in three states – Indiana, Mississippi and Colorado. The Company and its separate and distinct subsidiary limited liability companies and one corporation own and operate two riverboat gaming facilities located in Gary, Indiana (“Majestic Star” and “Majestic Star II”, together the “Majestic Properties”).

In addition, the Company and its separate and distinct subsidiary limited liability companies and one corporation own and operate the following “Fitzgeralds-brand” casino properties:

•	A casino-hotel located in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”); and

•	A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% Senior Secured Notes due 2010 (the “Senior Secured Notes”). MSCC has no assets or operations; and

•
Majestic Star Casino Capital Corp. II (“MSCC II”) was formed in 2005 for the purpose of facilitating the offering of the Company’s $200.0 million 9 ¾% Senior Notes due 2011 (the “Senior Notes”). MSCC II is a co-obligor with the Company for the Senior Notes. MSCC II has no assets or operations. See Note 4 - Long Term Debt.

Except where otherwise noted, or as the context may otherwise require, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2.                      BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and one corporation. All inter-company transactions and balances have been eliminated. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets and estimated liabilities for our self-insured medical and workers’ compensation plans, property taxes, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the three months ended March 31, 2008 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2007.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007 include Majestic Holdco’s 12½% Senior Discount Notes, $63.5 million in principal due 2011 (the “Discount Notes”), net of discount of $4.0 million and $5.8 million, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana, Inc. (“Trump Indiana”) and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our $80.0 million Senior Secured Credit Facility (“Senior Secured Credit Facility”) preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. In addition to the pushdown of the Discount Notes, the Company is also reflecting $1.8 million and $1.9 million of deferred financing costs, net of amortization, related to the issuance of the Discount Notes, on its condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, respectively, and amortization of deferred financing costs of $0.1 million and $0.1 million, respectively, and bond discount of $1.8 million and $1.6 million, respectively, on its condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007. The Discount Notes pay interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to the Company to fund its cash interest expense. The Company anticipates that it will not be able to meet the requisite financial tests in order to make distributions to service all or a portion of the interest on the Discount Notes nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. The Discount Notes mature on October 15, 2011. See Note 4 - Long Term Debt.

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

	For The Three Months Ended March 31,
	2008	2007
Rooms	$1,170,445	$1,108,932
Food and Beverage	4,698,947	4,228,505
Other	244,662	263,530
Total	$6,114,054	$5,600,967

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise total promotional allowances.

	For The Three Months Ended March 31,
	2008	2007
Cash based promotional activities	$1,964,229	$5,443,253
Slot club and other	1,911,477	1,946,022
Retail cost of rooms, food, beverage and other	7,968,893	6,530,088
Total	$11,844,599	$13,919,363

RECLASSIFICATIONS – Certain amounts in the March 31, 2007 condensed consolidated financial statements have been reclassified to conform to the March 31, 2008 presentation. These reclassifications had no effect on net loss.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 3.                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted or will be required to adopt the following accounting policy resulting from the following newly issued standards.

•
In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”), to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FASB 161 is effective for financial statements for fiscal years beginning after November 15, 2008. The Company anticipates that adoption will have no impact on its condensed consolidated financial statements as we have no derivative instruments or hedging activities.

•
During the three months ended March 31, 2008, the Company adopted FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”), and has not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of FASB 159 to date. The Company also adopted FASB Statement No. 157, “Fair Value Measurements” (“FASB 157”) during the three months ended March 31, 2008, for financial and nonfinancial assets and liabilities measured on a recurring basis. There was no impact to the condensed consolidated financial statements upon adoption. FASB 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. FASB 157 does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements.

•
In February 2008, FASB issued FASB Staff Position FAS 157-2, which defers the effective date of FASB 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company anticipates that adoption will have no material impact on its condensed consolidated financial statements.

NOTE 4.                      LONG-TERM DEBT

Long-term debt outstanding as of March 31, 2008 and December 31, 2007 consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
9 ½% senior secured notes due 2010	$300,000	$300,000
9 ¾% senior notes due 2011	200,000	200,000
Senior secured credit facility	52,297	56,425
Capitalized leases and other debt	249	313
Long-term debt	552,546	556,738
Less current maturities	(181)	(203)
Total long-term debt	$552,365	$556,535

AMENDMENTS TO THE SENIOR SECURED CREDIT FACILITY

The Company has entered into eight amendments to the loan and security agreement governing the Senior Secured Credit Facility, many of which were necessary so that the Company would be in compliance with either current or future financial covenants.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

On March 31, 2008, the Company entered into Amendment Number Eight (“Amendment Eight”) to the Senior Secured Credit Facility.  Amendment Eight was necessary as the Company was out of compliance with the minimum EBITDA (defined as earnings before interest, taxes, depreciation, amortization, and other non-operating expenses (which are primarily non-usage fees on the credit facility)) covenant of $70.0 million for the twelve-month period ended December 31, 2007. Amendment Eight waives the event of default that occurred as a result of being out of compliance with the minimum EBITDA covenant.  Amendment Eight modifies the definition of EBITDA, such that the Company can add back to EBITDA the $820,000 loss due to the sale and write down of obsolete slot machines recognized in the Company’s quarter ended June 30, 2007.  Amendment Eight also modifies the last twelve-month minimum EBITDA and interest coverage ratio financial covenants for the applicable fiscal quarterly period end dates starting with the last twelve-month period ended March 31, 2008.  Minimum EBITDA is now set at $58.5 million and the interest coverage ratio is set at 1.0 to 1.0 for each quarter end twelve month period through the maturity of Senior Secured Credit Facility.

Amendment Eight also contains a provision that allows EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility), for any twelve-month period ending on the last day of any fiscal quarter which ends after the date of Amendment Eight, to be increased by the aggregate amount of cash common equity contributions made by any Person (as defined in the loan and security agreement to the Senior Secured Credit Facility) who is not a Borrower or Guarantor (both as defined in the loan and security agreement to the Senior Secured Credit Facility) to the Company during such twelve-month period to the extent that such cash common equity contributions are made on terms and conditions that are satisfactory to the agent bank to the Senior Secured Credit Facility, 100% of the proceeds of such cash common equity contributions are used by the Company to prepay the amounts outstanding under the Senior Secured Credit Facility during such twelve-month period and EBITDA was not increased as a result of cash common equity contributions made by any Person who is not a Borrower or Guarantor to the Company during the immediately preceding fiscal quarter of the Company; provided, however, that in no event shall the EBITDA of the Company be increased by more than $5.0 million in the aggregate on or after the date of Amendment Eight.

Given the Company’s significant debt and competitive markets, there is a risk that the Company might not achieve the financial covenants as outlined in the most recent Amendment Eight to the Senior Secured Credit Facility. As such, the Company may need to seek further amendments to the financial covenants contained in the amended Senior Secured Credit Facility. Should the Company fail in receiving such future amendments, a default would exist, which would permit the lenders to accelerate the maturity of the debt outstanding under the Senior Secured Credit Facility with all such debt, including interest, being immediately due and payable. This would, in turn, cause a cross-default with the Company’s other outstanding indebtedness, which would similarly accelerate the maturity of this debt, with all such additional indebtedness, with interest, being due and payable.

The Company was in compliance with the financial covenants contained in the Senior Secured Credit Facility, as amended, at March 31, 2008.

DISCOUNT NOTES

The Discount Notes, with a face value at maturity of $63.5 million, were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The net proceeds from the Discount Notes were pushed down to the Company to assist in funding the acquisition of Trump Indiana, Inc. (“Trump Indiana Acquisition”). The Discount Notes are not guaranteed by the Company. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Company’s Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interest of the Company pledged to secure the Company’s Senior Secured Credit Facility and the Senior Secured Notes. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%.  The Discount Notes pay interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations nor the ability to generate cash flow internally, Majestic Holdco will look to the Company to fund its cash interest expense. The Company is precluded from making distributions to Majestic Holdco unless certain financial tests are met. The Company anticipates that it will not be able to meet these tests in order to make distributions to service all or a portion of the Discount Notes interest nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. Neither the Company nor any of its direct or indirect subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its direct or indirect subsidiaries secure the Discount Notes. The Discount Notes mature on October 15, 2011. See Note 2 – Basis of Presentation.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 5.                      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company and/or its subsidiaries. Management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity claims, to be routine litigation incidental to the Company’s business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2007 or as described below, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows. See our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our legal proceedings.

Anti-trust Litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi (“District Court”) against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claim the defendants made a joint decision to refuse to advertise on the plaintiffs' website. The plaintiffs are seeking treble, compensatory and punitive damages totaling approximately $33.0 million, plus interest and attorney's fees. Each of the casino defendants, including Barden Mississippi, filed counterclaims against the plaintiffs alleging, among other claims, trademark infringement. Since filing the complaint, the plaintiffs' anti-trust and common law tort claims against the Tunica County Tourism Commission and the Tunica Casino Operators Association have been dismissed. One casino defendant has also entered into a settlement with the plaintiffs that resulted in its dismissal from the suit. The remaining casino defendants filed a motion for summary judgment on each of the claims alleged against them and the plaintiffs filed a motion for summary judgment with respect to each of the casino defendants' counterclaims. On December 21, 2005, the District Court entered an order granting the casino defendants' motion for summary judgment and dismissing with prejudice plaintiffs' claims against them. The court denied the plaintiffs’ motion for summary judgment on the counterclaims, so that the counterclaims remained pending.  On appeal to the Fifth Circuit Court of Appeals, the appellate court overturned the decision of the trial court as to the dismissal of the plaintiffs’ claims, remanding the case to the District Court for trial.  The decision of the Court of Appeals left some room for a renewed motion for summary judgment, as the court specifically indicated that it was not considering certain potentially dispositive issues that had not been addressed by the District Court in its initial ruling.  Accordingly, the casino defendants have filed a renewed motion for summary judgment which is currently pending before the District Court. While the Company intends to continue to vigorously defend the matter if it goes to trial, the parties are in settlement negotiations as a result of the mediation held in November 2007.  It currently does not appear that the Company will be successful in mediation but it is still attempting to negotiate. In the event that the Company does not prevail in its renewed motion for summary judgment, or the matter is not otherwise resolved through mediation, the District Court has set August 18, 2008 for trial. At this time, it is too early to determine the outcome of this mediation or litigation and the effect, if any, on the Company's financial position and results of operations.

Insurance Litigation. In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on ten individual claims that are payable under our stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in the United States District Court for the Northern District of Illinois (“Court”) against the Insurance Provider alleging: (i) Breach of Contract, (ii) Unfair Practices in Settling Claims, (iii) Bad Faith, and (iv) Breach of Fiduciary Duty. The parties are now in the discovery stage of litigation with a completion date scheduled by the Court for September 3, 2008. The Company believes it is entitled to reimbursement under the insurance policy for all claims paid by it. At this point in time, the Company is unable to assess the amount or likelihood of recovery.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Construction Litigation.  On January 15, 2007, Barden Colorado Gaming, LLC, dba Fitzgeralds Black Hawk Casino, entered into a Joint Prosecution Agreement (“JPA”) with its insurance carrier, Continental Casualty Company (“Insurer”), whereby the parties would share counsel in pursuing recovery against various construction companies potentially liable for the collapse of the Rohling Inn building in Black Hawk, Colorado (“Building Collapse”).  The Building Collapse occurred during the City of Black Hawk’s installation of a storm sewer drain on or about January 20, 2005.  As per the terms of the JPA, the Insurer will direct litigation and be liable initially to pay all legal costs, with such legal costs ultimately to be prorated between the parties based on the actual recovery, if any. On January 16, 2007, Fitzgeralds Black Hawk filed a complaint in the 1st Judicial District Court, County of Gilpin, State of Colorado against various contractors for the Building Collapse. It is the Insurer’s and Fitzgeralds Black Hawk’s contention that the Building Collapse occurred as a direct result of negligence on behalf of the contractors involved in the storm sewer drain project.  Currently, the parties are engaged in discovery related to the litigation and at this point in time the Company is unable to assess with certainty the amount or likelihood of recovery.

Majestic Star Income Tax Protest.  The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006 to consider the Company’s and BDI’s protests over the tax assessments and negligence penalties. The Department issued rulings on January 17, 2007. In those rulings, the Department sustained BDI’s protest of the imposition of a negligence penalty, holding that BDI’s failure to pay the assessed tax amount was due to reasonable cause and not due to negligence. The Department also concurred with the position taken by the Company and BDI that to the extent it is ultimately determined they had net operating losses for a taxable year, those net operating losses are to be applied to offset any add-back of riverboat wagering tax for income tax purposes. The Department denied the Company’s protest that non-resident withholding taxes did not apply for the period January 1, 1998 through June 18, 2001. The Company and BDI filed petitions with the Indiana Tax Court on March 19, 2007 appealing the Department’s rulings for the 1996-2002 tax years.

BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003.  That assessment was protested by BDI’s non-resident shareholder to the legal division of the Department of Revenue.  The Department held a hearing on the 2003 protest on December 5, 2006, and issued its ruling on March 14, 2007.  In that ruling, the Department sustained the shareholder’s protest of the imposition of a negligence penalty.  The Department denied the protest of the amount of tax assessed.  An appeal of that ruling was filed with the Indiana Tax Court on May 14, 2007.

The assessments relate to deductions for gaming taxes paid by the Company, which deductions were taken for Indiana income tax purposes. The Department has taken the position that the Company had an obligation to add back State gaming taxes in determining the Company’s taxable income, and to withhold and remit tax for the non-resident shareholder of BDI. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company and BDI continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued in the Company’s financial statements relating to this matter.

The Company’s indentures governing the Senior Secured Notes and the Senior Notes and the loan agreement related to the Senior Secured Credit Facility allow the Company to make distributions to BDI for tax purposes. Accordingly, should the Company’s member ultimately be found liable for additional income taxes to the State of Indiana, the Company would make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received until it has fully evaluated its options with BDI. For the years subsequent to 2003, BDI’s non-resident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Majestic Star Real Property Assessment Appeals. Under Indiana law, licensed gaming vessels are assessed as real property. The Company received notices of assessment dated July 20, 2007 from the Calumet Township (County of Lake, Indiana) Assessor updating the assessed valuation of the Company's real property, effective March 1, 2006 and retroactive for the period January 1, 2006 through December 31, 2006. These included notices that the property tax assessments of the Majestic Star and Majestic Star II vessels were to be increased from the March 1, 2005 assessment by 176.4% and 184.1%, respectively.  With these new assessments, the combined real property tax expense for the Majestic Star and Majestic Star II vessels would have increased by $4.4 million for the period January 1, 2006 through December 31, 2006, $4.8 million for the period January 1, 2007 through December 31, 2007 and $1.3 million for the period January 1, 2008 through March 31, 2008 based on the 2006 tax rates and assuming a 10% increase for 2007 and 2008.  The actual tax rates for 2007 and 2008 have not yet been determined, and no property tax bills have yet been received. The Company believes the new assessed valuations for the Majestic Star and Majestic Star II vessels are excessive and unsupportable.  On September 4, 2007, the Company initiated administrative appeals of the vessels' assessments.  While the appeals are pending, the Company will pay property taxes for the vessels based on the 2005 year's assessed values, as permitted by Indiana law. The Majestic Properties continue to accrue for their real property tax liabilities as normal and using the previous assessed valuations for real property. As of March 31, 2008, the Majestic Properties have established reserves of $3.4 million. If the increased assessments are ultimately upheld, the Company will be required to take an additional charge to earnings of $7.1 million. With the exception of payment of the greater assessed valuations on the Majestic Star and Majestic Star II vessels, all 2006 tax bills were received in December 2007 and paid in full in January 2008.

City of Gary, Indiana Development Obligation.  On March 26, 1996, the City of Gary (“City”) and Majestic Star entered into a development agreement (“Majestic Development Agreement”). Trump Indiana also entered into a development agreement with the City (as amended, the “Trump Development Agreement”). In conjunction with the Company’s closing of the Trump Indiana Acquisition, the Company, Trump Indiana and the City entered into an amendment to the Majestic Development Agreement (the “Amended Majestic Development Agreement”) dated October 19, 2005.

The Amended Majestic Development Agreement provides that the Company’s obligation to the City for economic incentive payments is equal to 3% of the adjusted gross receipts (as defined by The Indiana Riverboat Gaming Act) of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including our casino operations. At March 31, 2008, there was $3.2 million in the improvement fund. The Amended Majestic Development Agreement also requires the Company or its affiliates to increase its minimum investment commitment from $50.0 million to $70.0 million. The Company has made in excess of $50.0 million of investments towards this commitment. The Company’s obligation to make its increased investment is contingent on the City’s compliance with its development obligations to the Company in connection with Buffington Harbor, the site of the Majestic Properties, which it has not completed, including obligations with respect to environmental remediation, and the completion of the access roads and freeway interchange.

The new mayor of the City, who took office on April 7, 2006, is now claiming that the Amended Majestic Development Agreement, signed by the prior mayor on behalf of the City, is not enforceable as against it because the prior mayor lacked the authority to bind the City. The Company’s position is that the Amended Majestic Development Agreement is valid and binding. Given that both the Majestic Development Agreement and the Trump Development Agreement contain mandatory arbitration provisions, the Company on February 11, 2008, commenced an arbitration proceeding against the City before the American Arbitration Association entitled The Majestic Star Casino, LLC, The Majestic Star Casino II, Inc., and Gary New Century (“GNC”), LLC (an affiliate of the Company) vs. City of Gary, Case No. 52 489 Y 00091 08.  In this arbitration proceeding, the Company requests that the Amended Majestic Development Agreement be declared to be in full force and effect, and that the City be found to be in material breach of it and that the Company be awarded damages.  In the event that the Amended Majestic Development Agreement is deemed not enforceable, the Company alternatively requests that the City be found in breach of the Majestic Development Agreement, the GNC Agreement and the Trump Development Agreement, and that the Company be awarded damages.  Simultaneously with the arbitration, the Company also filed an action in Marion Superior Court entitled The Majestic Star Casino, LLC, et al v. City of Gary, et al, State of Indiana, Marion County Circuit Court No. 49D13 08 02 PL 006612.  In this action, the Company seeks to bind the Indiana Gaming Commission to the results of the arbitration and to litigate any matters that are not covered by the parties’ arbitration agreement.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company filed the arbitration and court action because the City has failed, pursuant to its obligations under either the Amended Majestic Development Agreement or, in the alternative, the earlier agreements, to remediate property owned by the Company, and construct the required access roads and freeway interchange to the Majestic Properties.  The Company has deposited the improvement fund payments due for 2006 and 2007, as required by the Amended Majestic Development Agreement, into a segregated bank account under the Company’s control, with the intent that these funds be used to pay for the City’s obligations. At March 31, 2008, the balance in this account was $3.2 million.

If the Amended Majestic Development Agreement is found not to be enforceable, then the Company could be required to pay the City all amounts currently in the improvement fund, take a charge to earnings of $1.6 million, which represents that portion of the improvement fund that was under the control of the Company for improvements to the Majestic Properties’ assets and pay an additional 1% of adjusted gross gaming receipts, retroactive to December 21, 2005, which would now be due under the previously terminated Trump Development Agreement.  The additional 1% due to the City would equal $2.7 million.

Beginning January 1, 2008, the Company is depositing the economic incentive funds payable to the City for 2008 under the Amended Majestic Development Agreement in a segregated bank account. On May 2, 2008, the Marion County Circuit Court denied the City's motion to require the Company to resume payment to the City of the economic incentive funds pending resolution of the case. As of March 31, 2008, the balance in this account was $1.2 million.

Shelby County Healthcare Corporation vs. The Majestic Star Casino, LLC Group Health Benefit Plan. In August 2006, a healthcare provider (“Hospital”), filed suit in federal court against the Company’s Group Health Benefit Plan (the “Plan”). The Hospital sought to recover for services provided by the Hospital to an employee of Barden Mississippi, an individual covered under the Plan (“Employee”). The action is governed by the Employee Retirement Income Security Act of 1974, which means that there would not be a trial in the traditional sense, but instead the proceeding is administrative in nature, and the District Court Judge would ultimately rule on the merits based on the parties’ briefs.

On March 20, 2008, the Court issued an Order Granting the Plaintiff’s Motion for Judgment on the Record, Denying the Defendant’s Motion for Judgment on the Record, and Reversing the Denial of Benefits (“Order”). The Company has filed a motion for the Court to reconsider (“Motion to Reconsider”). If the Motion to Reconsider is denied or otherwise unsuccessful, the Company will appeal the Order. In the event the Plan is ultimately found liable, the Company believes that the claim may not be covered by the Company’s Insurance Provider.

On April 21, 2008, the Company filed a Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay”), and on May 1, 2008 the Plaintiff filed a Plaintiff’s Response to Defendant’s Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay Response”).  The Motion to Stay Response requested the Court to require the Company to either pay an amount equal to the judgment as security, or post a bond that secures payment once the judgment becomes final. The Court has not ruled on either the Motion to Stay Judgment or Motion to Stay Response. In anticipation of any payments for which the Company may ultimately be liable, the Company has accrued $0.5 million in medical expenses pre- and post-judgment. At this point in time, the Company is unable to assess with certainty the ultimate resolution of the litigation, or if the Plan is ultimately liable, the amount or likelihood of recovery from the Insurance Provider.

NOTE 6.                      RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s consolidated financial statements as of March 31, 2008 and December 31, 2007 include the $63.5 million of Discount Notes, net of discount of $4.0 million and $5.8 million, respectively, issued by Majestic Holdco in connection with the acquisition of Trump Indiana and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco and are unsecured. Neither the Company nor any of its direct or indirect subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its direct or indirect subsidiaries security for the Discount Notes. Further, the indentures governing the Discount Notes and the terms of the Senior Secured Credit Facility preclude distributions by the Company to Majestic Holdco unless certain financial tests are met. The Company anticipates that it will not be able to meet these tests in order to make distributions to service all or a portion of the interest due and payable in cash, which will begin to accrue on October 15, 2008 (with the first payment date on April 15, 2009) nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. See Note 2 – Basis of Presentation.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Manager Agreement. Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Discount Notes, the Senior Secured Notes and the Senior Notes and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indentures governing the Discount Notes, the Senior Secured Notes, the Senior Notes and the Senior Secured Credit Facility) for the immediately preceding fiscal quarter. In 2008 and as of the date hereof, the Company was and is precluded from making distributions to BDI due to the Majestic Holdco’s failure to achieve the required interest coverage ratio of 1.25 to 1.0 for the consolidated net operating revenue distribution. To make a consolidated cash flow distribution, the Company’s and Majestic Holdco’s interest coverage ratio would have needed to be 1.5 to 1.0.

Tax Distributions. Pursuant to the terms of the indentures governing the Discount Notes and the terms of the Senior Secured Credit Facility, the Company is permitted to make distributions for its member’s state and federal income tax liabilities. The Company made a tax distribution of $1.4 million in April 2008.

PITG Gaming, LLC Expense Sharing Agreement.  The Company has entered into an expense sharing agreement with PITG Gaming, LLC (“PITG”), an indirectly owned subsidiary of BDI, in November 2007. The expense sharing agreement provides for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses are primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $0.4 million during the three-month period ended March 31, 2008 pursuant to the expense sharing agreement. The Company anticipates charging similar fees each quarter during the remainder of 2008. As of March 31, 2008, nothing was owed under the expense sharing agreement. See PITG Revolving Promissory Note, below.

PITG Revolving Promissory Note.  PITG entered into a revolving promissory note with the Company in November 2007, whereby PITG may request advances from time to time from the Company up to $5.0 million. The note evidences amounts outstanding under the expense sharing agreement. Interest is calculated based on the prime rate (as published in the Money Rates Section of the Wall Street Journal), plus one-half of one percent. Interest is payable quarterly, in arrears. All amounts outstanding under the promissory note are due and payable upon the issuance or incurrence by PITG of any indebtedness or capital stock which, in the aggregate, is equal to or exceeds $450.0 million along with any accrued and unpaid interest. The Company received repayment of the initial note balance with proceeds from a PITG $200.0 million bridge financing (the "Bridge Loan”) that closed in mid-November 2007. Repayment of the PITG Revolving Promissory Note is subordinated to repayment of the Bridge Loan. As of March 31, 2008, nothing was owed to the Company under this promissory note. There was nothing owed under the note during the first quarter of 2008.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC (“Barden Nevada”). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. The Company charged Barden Nevada $0.4 million for each of the three-month periods ended March 31, 2008 and 2007 pursuant to the expense sharing agreement. Payment of this fee is subordinated to repayment of the Bridge Loan. The Company anticipates charging similar fees each quarter during the remainder of 2008. As of March 31, 2008, $0.3 million was owed under the expense sharing agreement. See Barden Nevada Revolving Promissory Note, below.

Barden Nevada Revolving Promissory Note.  On October 7, 2007, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company not to exceed $5.0 million. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears.  Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on April 15, 2010 along with the accrued and unpaid interest. Substantially all of the assets and equity of Barden Nevada have been pledged as security for the Bridge Loan. Similar to the PITG Revolving Promissory Note, the Barden Nevada Revolving Promissory Note is subordinated to the Bridge Loan. As of March 31, 2008, $0.1 million was owed the Company under this promissory note. The highest amount owed under the note during the first quarter of 2008 was $0.1 million.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

302 Carson Street Office Building.  On March 31, 2008, the Company entered into a lease with an affiliate for office space (“Lease”). The Lease has an initial term of five years and six months (“Initial Term”) and allows for one five-year extension under substantially similar terms as the Initial Term. The Lease will commence upon receipt of a temporary certificate of occupancy and abatement of asbestos to the area being occupied by the Company (“Premises”).  Base rent will be $1.80 per square foot, for a total of 11,549 square feet, for the first 18 months and $2.50 per square foot beginning in month 19, and will increase by 3% on the second anniversary date of commencement of the Lease and every anniversary date thereafter. The Company will perform asbestos abatement to the Premises and be reimbursed by the landlord for all direct and indirect costs not to exceed $0.4 million. Additionally, the Company has made general improvements (“Tenant Improvements”) to the Premises in the amount of $0.6 million and will receive from the landlord a credit of $0.6 million.  The Company will be reimbursed for the asbestos abatement and Tenant Improvements through rent offset.  Should the landlord assign the Lease prior to the Company recovering the cost of Tenant Improvements, then the landlord will, at the time that the Lease is assigned, pay in a single lump sum the amount of the unrecovered Tenant Improvements.

NOTE 7.                      SEGMENT INFORMATION

The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and one corporation own and operate four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”).

The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to mid-level gaming customers. The major products offered in each segment are as follows: casino, hotel rooms (at the Majestic Properties and Fitzgeralds Tunica), and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007. There are minimal inter-segment sales.

A summary of the Properties’ operations by business segment and expenditures for additions to long-lived assets for the three months ended March 31, 2008 and 2007 is presented below:

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

	For The Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net revenues:
Majestic Properties	$59,438	$63,044
Fitzgeralds Tunica	22,727	20,520
Fitzgeralds Black Hawk	6,828	7,950
Total	$88,993	$91,514

Operating income (loss):
Majestic Properties	$6,403	$9,709
Fitzgeralds Tunica	2,518	852
Fitzgeralds Black Hawk	646	1,610
Corporate (1)	(1,695)	(1,753)
Total	$7,872	$10,418

Segment depreciation and amortization:
Majestic Properties	$4,768	$4,851
Fitzgeralds Tunica	2,873	2,669
Fitzgeralds Black Hawk	584	620
Corporate (1)	60	30
Total	$8,285	$8,170

Expenditure for additions to long-lived assets:
Majestic Properties	$559	$1,164
Fitzgeralds Tunica	707	4,049
Fitzgeralds Black Hawk	5,177	852
Corporate	17	23
Total	$6,460	$6,088

(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,777,842	$-	$19,743,480	$-		$28,521,322
Restricted cash	3,401,359	-	-	-		3,401,359
Accounts receivable, net	1,573,058	-	2,829,784	-		4,402,842
Inventories	370,698	-	677,469	-		1,048,167
Prepaid expenses and deposits	2,334,724	-	1,886,338	-		4,221,062
Receivable from affiliate	5,148,482	-	2,501,399	(7,171,103)	(a)	478,778
Investment in subsidiaries	163,146,694	-	-	(163,146,694)	(b)	-
Total current assets	184,752,857	-	27,638,470	(170,317,797)		42,073,530

Property, equipment and improvements, net	138,674,352	-	138,761,856	-		277,436,208
Intangible assets, net	-	-	121,071,543	-		121,071,543
Goodwill	-	-	47,431,442	-		47,431,442
Other assets:
Deferred financing costs, net	8,901,471	-	-	-		8,901,471
Deferred financing and transaction costs
pushed down from Majestic Holdco (c)	1,800,241	-	-	-		1,800,241
Long-term receivable - related party	160,751,891	-	17,024,294	(177,776,185)	(a)	-
Other assets	1,853,784	-	1,633,143	-		3,486,927
Total other assets	173,307,387	-	18,657,437	(177,776,185)		14,188,639
Total assets	$496,734,596	$-	$353,560,748	$(348,093,982)		$502,201,362

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$808,797	$-	$2,235,597	$-		$3,044,394
Current portion of long-term debt	143,638	-	37,725	-		181,363
Payable to related party	-	-	4,671,103	(4,671,103)	(a)	-
Accrued liabilities:
Payroll and related	3,842,315	-	6,660,596	-		10,502,911
Interest	22,831,936	-	-	-		22,831,936
Property and franchise taxes	7,620,652	-	5,544,304	-		13,164,956
Other accrued liabilities	5,273,780	-	10,512,838	-		15,786,618
Total current liabilities	40,521,118	-	29,662,163	(4,671,103)		65,512,178

Due to related parties	19,524,294	-	160,751,891	(180,276,185)	(a)	-
Long-term debt, net of current maturities	552,365,406	300,000,000	-	(300,000,000)	(d)	552,365,406
Long-term debt pushed down from Majestic Holdco (e)	59,471,401	-	-	-		59,471,401
Total liabilities	671,882,219	300,000,000	190,414,054	(484,947,288)		677,348,985
Member's (deficit) equity	(175,147,623)	(300,000,000)	163,146,694	136,853,306	(b)(d)	(175,147,623)
Total liabilities and member's (deficit) equity	$496,734,596	$-	$353,560,748	$(348,093,982)		$502,201,362

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(d)	The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,055,172	$-	$21,161,091	$-		$29,216,263
Restricted cash	3,401,359	-	-	-		3,401,359
Accounts receivable, net	2,579,315	-	3,200,523	-		5,779,838
Inventories	421,082	-	667,426	-		1,088,508
Prepaid expenses and deposits	1,026,745	-	987,146	-		2,013,891
Receivable from affiliate	4,694,778	-	1,399	(4,079,288)	(a)	616,889
Investment in subsidiaries	154,000,148	-	-	(154,000,148)	(b)	-
Total current assets	174,178,599	-	26,017,585	(158,079,436)		42,116,748

Property, equipment and improvements, net	141,886,772	-	137,742,394	-		279,629,166
Intangible assets, net	-	-	121,936,336	-		121,936,336
Goodwill	-	-	47,431,442	-		47,431,442
Other assets:
Deferred financing costs, net	9,737,796	-	-	-		9,737,796
Deferred financing and transaction costs
pushed down from Majestic Holdco (c)	1,927,317	-	-	-		1,927,317
Long-term receivable - related party	171,709,437	-	22,702,169	(194,411,606)	(a)	-
Other assets	1,271,483	-	1,639,657	-		2,911,140
Total other assets	184,646,033	-	24,341,826	(194,411,606)		14,576,253
Total assets	$500,711,404	$-	$357,469,583	$(352,491,042)		$505,689,945

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$1,255,451	$-	$3,004,024	$-		$4,259,475
Current portion of long-term debt	156,340	-	46,440	-		202,780
Payable to related party	311,321	-	3,982,255	(4,079,288)	(a)	214,288
Accrued liabilities:
Payroll and related	3,558,272	-	5,648,453	-		9,206,725
Interest	10,980,075	-	-	-		10,980,075
Property and franchise taxes	10,875,649	-	7,022,274	-		17,897,923
Other accrued liabilities	4,423,253	-	12,051,956	-		16,475,209
Total current liabilities	31,560,361	-	31,755,402	(4,079,288)		59,236,475

Due to related parties	22,702,169	-	171,709,437	(194,411,606)	(a)	-
Long-term debt, net of current maturities	556,530,845	300,000,000	4,596	(300,000,000)	(d)	556,535,441
Long-term debt pushed down from Majestic Holdco (e)	57,710,229	-	-	-		57,710,229
Total liabilities	668,503,604	300,000,000	203,469,435	(498,490,894)		673,482,145
Member's (deficit) equity	(167,792,200)	(300,000,000)	154,000,148	145,999,852	(b)(d)	(167,792,200)
Total liabilities and member's (deficit) equity	$500,711,404	$-	$357,469,583	$(352,491,042)		$505,689,945

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(d)	The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.
(e)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$31,422,809	$-	$57,929,487	$-		$89,352,296
Rooms	-	-	2,988,731	-		2,988,731
Food and beverage	2,444,640	-	4,012,393	-		6,457,033
Other	912,159	-	1,127,850	-		2,040,009
Gross revenues	34,779,608	-	66,058,461	-		100,838,069
Less promotional allowances	3,418,200	-	8,238,642	187,757	(a)	11,844,599
Net operating revenues	31,361,408	-	57,819,819	(187,757)		88,993,470

OPERATING COSTS AND EXPENSES:
Casino	8,806,046	-	16,091,486	-		24,897,532
Rooms	-	-	580,014	-		580,014
Food and beverage	761,075	-	1,335,602	-		2,096,677
Other	232,550	-	210,372	-		442,922
Gaming taxes	9,177,561	-	11,836,770	-		21,014,331
Advertising and promotion	1,679,704	-	4,193,992	(187,757)	(a)	5,685,939
General and administrative	6,254,318	-	8,489,713	-		14,744,031
Corporate expense	1,635,719	-	-	-		1,635,719
Economic incentive tax - City of Gary	924,967	-	827,987	-		1,752,954
Depreciation and amortization	3,127,876	-	5,156,783	-		8,284,659
Gain on disposal of assets	(13,278)	-	-	-		(13,278)
Total operating costs and expenses	32,586,538	-	48,722,719	(187,757)		81,121,500

Operating (loss) income	(1,225,130)	-	9,097,100	-		7,871,970

OTHER INCOME (EXPENSE):
Interest income	59,905	-	49,819	-		109,724
Interest expense	(13,433,344)	-	(373)	-		(13,433,717)
Interest expense - debt pushed down
from Majestic Holdco (b)	(1,888,249)	-	-	-		(1,888,249)
Other non-operating expense	(15,151)	-	-	-		(15,151)
Equity in net income of subsidiaries	9,146,546	-	-	(9,146,546)	(c)	-
Total other expense	(6,130,293)	-	49,446	(9,146,546)		(15,227,393)

Net (loss) income	$(7,355,423)	$-	$9,146,546	$(9,146,546)		$(7,355,423)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 70 Topic 5(J).
(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$36,843,659	$-	$58,286,901	$-		$95,130,560
Rooms	-	-	2,544,945	-		2,544,945
Food and beverage	2,055,511	-	3,819,744	-		5,875,255
Other	914,052	-	968,424	-		1,882,476
Gross revenues	39,813,222	-	65,620,014	-		105,433,236
Less promotional allowances	4,940,528	-	8,888,812	90,023	(a)	13,919,363
Net operating revenues	34,872,694	-	56,731,202	(90,023)		91,513,873

OPERATING COSTS AND EXPENSES:
Casino	7,387,792	-	16,270,845	-		23,658,637
Rooms	-	-	805,184	-		805,184
Food and beverage	1,210,481	-	1,460,128	-		2,670,609
Other	260,602	-	242,519	-		503,121
Gaming taxes	10,353,331	-	11,954,613	-		22,307,944
Advertising and promotion	1,360,420	-	4,039,259	(90,023)	(a)	5,309,656
General and administrative	5,526,568	-	8,679,342	-		14,205,910
Corporate expense	1,723,202	-	-	-		1,723,202
Economic incentive tax - City of Gary	965,452	-	788,137	-		1,753,589
Depreciation and amortization	3,060,089	-	5,109,563	-		8,169,652
Gain on disposal of assets	-	-	(11,725)	-		(11,725)
Total operating costs and expenses	31,847,937	-	49,337,865	(90,023)		81,095,779

Operating income	3,024,757	-	7,393,337	-		10,418,094

OTHER INCOME (EXPENSE):
Interest income	33,210	-	178,967	-		212,177
Interest expense	(13,576,846)	-	(1,844)	-		(13,578,690)
Interest expense - debt pushed down
from Majestic Holdco (b)	(1,684,414)	-	-	-		(1,684,414)
Other non-operating expense	(34,665)	-	-	-		(34,665)
Equity in net income of subsidiaries	7,570,460	-	-	(7,570,460)	(c)	-
Total other expense	(7,692,255)	-	177,123	(7,570,460)		(15,085,592)

Net (loss) income	$(4,667,498)	$-	$7,570,460	$(7,570,460)		$(4,667,498)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES: (a)	$(6,949,792)	$-	$17,487,187	$-	$10,537,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(518,372)	-	(5,941,487)	-	(6,459,859)
Increase in Lakefront Capital Improvement Fund	(606,311)	-	-	-	(606,311)
Proceeds from disposal of equipment	25,286	-	-	-	25,286
Net cash used in investing activities	(1,099,397)	-	(5,941,487)	-	(7,040,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	9,721,713	-	-	-	9,721,713
Repayment of line of credit	(13,850,000)	-	-	-	(13,850,000)
Advances from (to) affiliates	12,950,000	-	(12,950,000)	-	-
Repayment of debt	(49,854)	-	(13,311)	-	(63,165)
Net cash provided by (used in) financing activities	8,771,859	-	(12,963,311)	-	(4,191,452)

Net increase (decrease) in cash and cash equivalents	722,670	-	(1,417,611)	-	(694,941)

Cash and cash equivalents, beginning of period	8,055,172	-	21,161,091	-	29,216,263

Cash and cash equivalents, end of period	$8,777,842	$-	$19,743,480	$-	$28,521,322

(a)	Includes interest expense of $1.8 million and amortization of deferred financing costs of $0.1 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 8.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated
NET CASH PROVIDED BY OPERATING ACTIVITIES: (a)	$2,511,155	$-	$17,136,172	$-	$19,647,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(1,033,862)	-	(5,054,403)	-	(6,088,265)
Increase in Lakefront Capital Improvement Fund	(619,795)	-	-	-	(619,795)
Proceeds from disposal of equipment	-	-	11,725	-	11,725
Net cash used in investing activities	(1,653,657)	-	(5,042,678)	-	(6,696,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,484,144	-	-	-	1,484,144
Repayment of line of credit	(12,600,049)	-	-	-	(12,600,049)
Advances from (to) affiliates	10,000,000	-	(10,000,000)	-	-
Repayment of debt	(14,873)	-	(30,915)	-	(45,788)
Net cash used in financing activities	(1,130,778)	-	(10,030,915)	-	(11,161,693)

Net (decrease) increase in cash and cash equivalents	(273,280)	-	2,062,579	-	1,789,299

Cash and cash equivalents, beginning of period	9,101,841	-	16,430,083	-	25,531,924

Cash and cash equivalents, end of period	$8,828,561	$-	$18,492,662	$-	$27,321,223

(a)	Includes interest expense of $1.6 million and amortization of deferred financing costs of $0.1 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT ON FORWARD-LOOKING INFORMATION

Throughout this report we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's current views with respect to future events and financial performance. Although these statements reflect our reasonable judgment based on current information, actual results may differ materially from those expected because of various risks and uncertainties, including, but not limited to: our significant indebtedness; the availability and adequacy of our cash flow to service our debt and other liquidity needs; failure to meet the financial covenants contained in the loan and security agreement to our $80.0 million Senior Secured Credit Facility; increased competition in existing markets or the opening of new gaming jurisdictions; the ability to fund capital improvements and development needs; any adverse effect of legislation prohibiting smoking; our limited ability to purchase slot machines resulting in a greater number of slot machine leases; our potential liability to the City of Gary, Indiana for additional economic incentive taxes; changes or developments in laws, regulations or taxes in the casino and gaming industry; union related issues; issues relating to licenses, permits or approvals; adverse determinations of issues related to disputed taxes; and other adverse conditions, such as adverse economic conditions in our markets, changes in general customer confidence or spending, increased fuel and transportation costs, or travel concerns that may adversely affect the economy in general and/or the casino and gaming industry in particular. The foregoing and other risks and uncertainties are discussed in this report and our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”) including our most recent Annual Report on Form 10-K.  Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even though our situation may change in the future.  All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to and in our reports filed with the SEC.

EXECUTIVE OVERVIEW

The Company

The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and one corporation own and operate two riverboat gaming facilities and a dockside pavilion known as the Buffington Harbor complex located in Gary, Indiana and two Fitzgeralds brand casino-hotels located in Tunica County, Mississippi and Black Hawk, Colorado (casino only). We have entered into expense-sharing arrangements with Barden Nevada Gaming, LLC and PITG Gaming, LLC for support services and reimbursement of expenses paid by us. See Note 6 to our Notes to the Condensed Consolidated Financial Statements.

Key Performance Indicators

At our casino properties, casino revenues, which contribute approximately 90% of our consolidated gross revenues,  are the combination of our win at slots, table games and poker and are typically called slot revenues (for slot machine win), table games revenues (for table games win) and poker revenues (for poker win). Slot revenues and table games revenues are normally described with two principal components: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines, and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in), and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table drop box, and table games hold percentage, which is the amount of table games drop, plus the closing table games inventory (i.e., the amount of chips, tokens and coin used to operate the table games) and transfer of chips, tokens and coins to the casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to the table games (fills), divided by table games drop. Slot machine win and table games hold percentages are not fully controllable by us. Poker revenue is generated by taking a percentage of the amounts wagered by poker players during a poker game.

Developments in First Quarter of 2008

Developments that affected our results during the first quarter of 2008 and/or may affect future results include:

•
The $32.2 million expansion of Fitzgeralds Black Hawk is anticipated to be substantially complete in June 2008. This expansion will add more amenities for our guests and increase the number of slot machines from approximately 600 to approximately 1,000. We have incurred $27.5 million through March 31, 2008 on this project and have budgeted the remaining $4.7 million for the completion of the project.

•
Our Majestic Properties and Fitzgeralds Tunica provide promotional programs that allow customers to download credits directly to the slot machine being played (“downloadable promotional credits”).  Net revenues have benefited as a result of implementing downloadable promotional credits because the credits are not redeemable for cash.  Therefore, our customers must play the downloadable promotional credits at the slot machine, whereas with our direct mail cash coupon programs, our customers could redeem their coupons without wagering the cash received.  Indiana and Mississippi have taken different approaches regarding the taxability of downloadable promotional credits.  In Indiana, the wagering of downloadable promotional credits is fully taxable for gaming tax purposes.  In Mississippi, the wagering of downloadable promotional credits is not taxable for gaming tax purposes.  Under our direct mail cash coupon programs, coupons redeemed and wagered by customers of the Majestic Properties and Fitzgeralds Tunica were fully taxable for gaming tax purposes by the Indiana and Mississippi tax authorities.

•
Competition in our markets remains intense and continued aggressive marketing by our competitors in all our markets will require us to maintain a high level of marketing and promotional expenses, including complimentaries.  Enhancements to existing facilities of our competitors in northwest Indiana and Black Hawk, Colorado will intensify the level of competition at our Majestic Properties and Fitzgeralds Black Hawk.

•
We have seen casinos in northwest Indiana increase the number of lower denomination slot machines on their casino floors, particularly penny slot machines.  Penny slot machines have been one of the best performing slot denominations in the market and the Majestic Properties have seen good revenue performance within this segment; however, our future performance in the lower denomination slot machine segment is at risk as our competitors add more lower denomination slot machines, and in particular penny slot machines, to their casino floors.

•
On January 1, 2008, a statewide smoking ban that includes casino floors went into effect in Colorado. The ban negatively affected revenues at Fitzgeralds Black Hawk, although we have not yet been able to quantify the effect.

•
Other events that have impacted the number of visits by customers or amounts gambled at our properties include poor weather, high gasoline prices, especially in the drive-in markets of Tunica and Black Hawk, and generally weak economic conditions.

•
We continue to strive to control costs without hurting our competitiveness. However, given the difficulties in raising capital in the current financial market conditions and our lower cash flows, it will be very difficult for us to compete by providing new or enhanced amenities to our customers.  As a result, we may need to increase promotional and marketing expense to drive visitation to our casinos.  Also, our limitations on capital expenditures may cause us to rely more on leasing slot equipment so that we have the slot product that customers desire, which is more costly in the long run.

The following table sets forth information derived from our statements of operations (in thousands):

	For The Three Months Ended
	March 31,		Percent
	2008	2007	Change
Net revenues:
Majestic Properties	$59,438	$63,044	-5.7%
Fitzgeralds Tunica	22,727	20,520	10.8%
Fitzgeralds Black Hawk	6,828	7,950	-14.1%
Total	$88,993	$91,514	-2.8%

Casino revenues:
Majestic Properties	$59,313	$66,469	-10.8%
Fitzgeralds Tunica	22,338	20,106	11.1%
Fitzgeralds Black Hawk	7,701	8,556	-10.0%
Total	$89,352	$95,131	-6.1%

Operating income (loss):
Majestic Properties	$6,403	$9,709	-34.0%
Fitzgeralds Tunica	2,518	852	195.7%
Fitzgeralds Black Hawk	646	1,610	-59.9%
Corporate (1)	(1,695)	(1,753)	3.3%
Total	$7,872	$10,418	-24.4%

(1)	Corporate expenses reflect professional fees, payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

Overall Operating Results – March 31, 2008 compared to March 31, 2007

The discussion of our consolidated financial results for the first quarter of 2008 compared to 2007 is inclusive of interest expense related to the amortization of the original issue discount and amortization of financing costs related to the pushdown of the Discount Notes.

For 2008, consolidated net operating revenues were $89.0 million compared to $91.5 million for 2007, a decrease of $2.5 million, or 2.8%. Net revenues decreased $3.6 million at the Majestic Properties and $1.1 million at Fitzgeralds Black Hawk. This decrease was partly offset by an increase of $2.2 million at Fitzgeralds Tunica. Our consolidated net revenues, particularly at the Majestic Properties and Fitzgeralds Black Hawk, were negatively impacted by the slow down in the economy, higher gasoline prices, increased competition in our markets, poor weather and a smoking ban in Black Hawk, all of which reduced visitations to our properties and limited the gambling budgets of our customers.

For 2008 compared to 2007, consolidated casino revenues, which comprised 88.6% of consolidated gross revenues, decreased $5.8 million, or 6.1%, to $89.4 million. Casino revenue decreased $7.2 million at the Majestic Properties and $0.9 million at Fitzgeralds Black Hawk. This decrease was partly offset by an increase of $2.2 million at Fitzgeralds Tunica.  Casino revenues were reduced at the Majestic Properties and Fitzgeralds Tunica by $3.3 million and $0.6 million, respectively, due to the increased utilization of downloadable promotional credits.

Promotional allowances were $11.8 million compared to $13.9 million, a decrease of $2.1 million, or 14.9%. Promotional allowances have decreased primarily as a result of the implementation of downloadable promotional credits at the Majestic Properties. Operating expenses were unchanged at $81.1 million. Casino expenses increased $1.2 million due to greater payroll, increases in the cost of complimentary products and services provided to our casino customers,  and leased gaming equipment. Advertising and promotional expenses increased by $0.4 million due to greater levels of marketing and player development costs, and general and administrative expenses increased $0.5 million due to higher property tax accruals, particularly at the Majestic Properties.  The increases in casino, advertising and promotion, and general and administrative expenses were offset by lower room, food and beverage and gaming tax expenses of $0.2 million, $0.6 million and $1.3 million, respectively.

Operating income was $7.9 million, a decrease of $2.5 million, or 24.4%, compared to $10.4 million for the prior year. Interest expense, net of interest income was $15.2 million compared to $15.1 million in 2007. Consolidated net loss was $7.4 million for 2008, an increase in net loss of $2.7 million compared to $4.7 million for the same period in 2007.

Segment Operating Results – March 31, 2008 compared to March 31, 2007

Majestic Properties

For the first quarter of 2008, net operating revenues at the Majestic Properties were $59.4 million compared to $63.0 million for 2007, a decrease of $3.6 million, or 5.7%.  Management believes this decrease was due to intensified competition in the northwest Indiana and neighboring markets as well as the general economic downturn, higher gas prices, periods of poor weather and a lower win percentage in table games. Casino revenues, which comprised 91.5% of gross revenues in 2008, were $59.3 million, a decrease of $7.2 million, or 10.8%, compared to $66.5 million for the prior year. Slot revenues decreased $7.3 million, or 13.2%, to $47.7 million from $55.0 million. Impacting slot revenues was the utilization of downloadable promotional credits, which reduced slot revenues by $3.3 million, a decline in slot coin-in of 10.9% and a slightly lower slot hold percentage. Table games and poker revenues increased by $0.1 million, or 1.0%, to $11.6 million from $11.5 million, primarily due to a 19.0% increase in table games drop offset by a decrease in the table games hold percentage of 2.3%.  Table games drop increased primarily in baccarat as a result of our opening a new baccarat room in May 2007. Food and beverage revenues were $3.1 million, an increase of $0.3 million, or 11.9%, from $2.8 million resulting from our taking control of the food outlets in the Buffington Harbor pavilion in February 2007.  These food operations were previously operated by a third party.  Rooms revenues increased $0.1 million, or 7.8%, and other revenues increased $0.1 million, or 7.9%. Promotional allowances decreased $3.0 million, or 35.9%, for the first quarter of 2008 compared to 2007 due to the utilization of downloadable promotional credits which significantly reduced the amount of promotional cash coupons mailed to and redeemed by our customers. This reduction was partially offset by an increase in rooms and food and beverage complimentaries.

Operating expenses were $53.0 million for 2008 compared to $53.2 million, a decrease of $0.2 million, or 0.4%. Casino expenses increased $1.0 million, primarily due to increases in the cost of complimentaries provided to casino customers and payroll expense. Gaming taxes decreased $1.3 million resulting from a corresponding decrease in gaming revenues. Food and beverage expenses decreased $0.5 million as a greater amount of expenses in this area were associated with complimentary meals and beverages, and for reporting purposes these expenses are reflected in casino expenses. Advertising and promotional expenses increased $0.5 million as we increased our promotions to meet the increased competition. General and administrative expenses increased $0.4 million primarily due to an increase in the amount we are accruing for property taxes. (See Note 5 to our Notes to the Condensed Consolidated Financial Statements.)  Rooms department expense decreased $0.2 million as a greater amount of expenses in this area were associated with complimentary rooms provided to casino customers and for reporting purposes these expenses are reflected in casino expenses.

For 2008, operating income for the Majestic Properties was $6.4 million compared to $9.7 million for 2007, a decrease of $3.3 million, or 34.0%.

Fitzgeralds Tunica

For the first quarter of 2008, net operating revenues at Fitzgeralds Tunica were $22.7 million compared to $20.5 million for 2007, an increase of $2.2 million, or 10.8%.  Despite the generally weak economic conditions, higher gas prices and significant competition in the Tunica gaming market, improvements made to the Tunica hotel, enhanced promotional programs and a higher win percentage in table games and slots all contributed to the increase in our net operating revenues. Casino revenues, which comprised 81.1% of gross revenues in 2008, were $22.3 million, an increase of $2.2 million, or 11.1%, compared to $20.1 million for the prior year. Slot revenues increased $0.8 million, or 4.5%, to $19.3 million from $18.5 million due to a slight increase in the slot hold percentage. Table games revenues increased by $1.4 million, or 87.7%, to $3.0 million from $1.6 million, primarily due to a 7.9% increase in the table games hold percentage and a 5.3% increase in table games drop. Rooms revenue increased $0.4 million, or 21.9%, and food and beverage revenues increased $0.2 million, or 6.1%, due to increases in complementary rooms, food and beverages offered to our casino customers.  Increases in complimentary rooms, food and beverages resulted in a corresponding increase in promotional allowances of $0.6 million. In 2008, there was an increase over 2007 in rooms available for sale resulting from a room remodel project that took rooms out of service during 2007.

Operating expenses were $20.2 million for 2008 compared to $19.7 million, an increase of $0.5 million, or 2.7%, from 2007. Casino expenses increased $0.2 million, primarily due to an increase in the cost of complimentaries provided to casino customers. Gaming taxes increased $0.2 million resulting from our higher gaming revenues. Depreciation expense increased $0.2 million as a result of the purchase of slot machines and equipment and the completion of our hotel remodeling project in 2007.

For 2008, operating income for Fitzgeralds Tunica was $2.5 million compared to $0.9 million for 2007, an increase of $1.6 million.

Fitzgeralds Black Hawk

For the first quarter of 2008, net operating revenues at Fitzgeralds Black Hawk were $6.8 million compared to $7.9 million for 2007, a decrease of $1.1 million, or 14.1%.  The decrease in net operating revenues is due to intensified competition in the Black Hawk market, guest inconveniences related to our casino expansion project, which is scheduled for substantial completion in June 2008, poor weather, a smoking ban in casinos that went into effect on January 1, 2008, as well as the generally weak economic conditions and higher gas prices. Casino revenues, which comprised 91.3% of gross revenues in 2008, were $7.7 million, a decrease of $0.9 million, or 10.0%, compared to $8.6 million for the prior year. Slot revenues decreased approximately $0.7 million, or 9.1%, to $7.6 million from $8.3 million, due to a 13.2% decrease in slot coin-in partially offset by an increase in slot hold percentage. Table games revenues decreased by $0.1 million, or 40.1%, to $0.1 million from $0.2 million due to a decline in table games drop of 15.5% and a decline in the table games hold percentage of 7.2%.  Promotional allowances increased $0.4 million as we increased direct mail cash coupons, complimentary promotional items and complimentary food and beverage sales in an effort to drive guest volume.

Operating expenses were $6.2 million for 2008 compared to $6.4 million, a decrease of $0.2 million, or 2.5%. This was primarily due to a decrease of $0.2 million, or 16.1%, in gaming taxes resulting from a corresponding decrease in casino revenues.

For 2008, operating income for Fitzgeralds Black Hawk was $0.6 million compared to $1.6 million for 2007, a decrease of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

To date, we have financed our operations with internal cash flows from our operations and borrowings under the Senior Secured Credit Facility. For the three months ended March 31, 2008 and 2007, we reported cash flows from operating activities of $10.5 million and $19.6 million, respectively. We use our cash flows to meet our financial obligations, which consist principally of servicing our debt, funding capital improvements and making tax distributions to BDI.

We have significant debt outstanding at March 31, 2008, including $52.3 million drawn on our Senior Secured Credit Facility ($27.7 million available to draw), $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $0.2 million of capital leases and other debt.

We face significant competition in each of our markets. In addition, in the market in which our Majestic Properties compete, new and improved facilities, which are owned by larger gaming companies with better name recognition, are planning to open in late 2008. These new and improved facilities could have a negative impact on the operating cash flows generated by our Majestic Properties and us. If operating cash flows are not at a level to support our debt service obligations, planned capital expenditures, including the Fitzgeralds Black Hawk expansion, and tax distributions, we will need to draw on our Senior Secured Credit Facility or seek other forms of financing. Given our high level of debt and the weak capital market environment it is unlikely that we will be able to obtain additional financing in the near term. Further, given that cash flows from operations will be used to pay down amounts drawn on our Senior Secured Credit Facility to ensure that we have enough availability to make required interest payments on the Senior Notes, Senior Secured Notes and Senior Secured Credit Facility when due, we will be limited in our abilities to make capital expenditures at our properties to keep them competitive in their markets.

We will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in April 2010. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. No assurance can be given that our operating cash flows or proceeds from additional financings, if available, will be sufficient for such purposes.

Majestic Holdco issued $63.5 million aggregate principal amount at maturity of Discount Notes, due October 15, 2011. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%, which is paid in kind to October 15, 2008.  Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations or the ability to generate cash flow internally, Majestic Holdco will look to us to fund its cash interest expense. We are precluded from making distributions to Majestic Holdco unless certain financial tests are met. We anticipate that we will not be able to meet these tests in order to make distributions to service all or a portion of the Discount Notes interest nor will Majestic Holdco have sufficient funds available from present sources to make the interest payments required on the Discount Notes on April 15, 2009. Neither we nor any of our direct or indirect subsidiaries is a guarantor of the Discount Notes. Neither our equity in nor our assets of any of our direct or indirect subsidiaries secure the Discount Notes.

We had unrestricted cash and cash equivalents of $28.5 million at March 31, 2008. We do not hold excess cash in our bank accounts. Any excess cash is used to pay down the Senior Secured Credit Facility. In the first quarter of 2008, we spent $6.5 million on capital expenditures primarily continuing the Fitzgeralds Black Hawk expansion.

Fitzgeralds Black Hawk is expanding its facility by rebuilding the Masonic Building and Rohling Inn properties, as a part of a major casino expansion. Management expects the casino expansion to cost approximately $32.2 million, of which $4.7 million remains budgeted for the remainder of 2008, including the re-construction of the Masonic Building and Rohling Inn and the purchase of associated gaming equipment, furniture and fixtures. The rebuilt Masonic Building will be four stories with a gaming mezzanine, ultimately allowing us to add up to 400 slot machines and a restaurant. The Rohling Inn will be used for administration and contain space for hosting player events. Substantial completion of construction is anticipated for June 2008. We are allowed, pursuant to the terms of the Senior Secured Credit Facility, to spend $25.0 million on the Fitzgeralds Black Hawk expansion. Any amounts spent in excess of $25.0 million would come out of the allowable annual capital expenditures, as specified in the Senior Secured Credit Facility, at $30.0 million in 2008. The Fitzgeralds Black Hawk expansion has been and will continue to be funded by cash flow from operations and advances from the Senior Secured Credit Facility.

Capital expenditures at the Majestic Properties and Fitzgeralds Tunica will be limited in 2008. Our main focus will be ensuring there is enough cash to pay the interest due on the Senior Secured Notes, Senior Notes and Senior Secured Credit Facility.

The indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to our member to pay income taxes. We will be required to make tax distributions to our member based upon the state and federal taxable income generated by us. Future distributions to our member could be a significant use of our cash.

Furthermore, the ultimate resolution of the Majestic Star Income Tax Protest, in which the Indiana Department of Revenue has assessed us and BDI $4.1 million, plus penalties and interest, and the Majestic Star Real Property Assessment Appeals could have a material impact on our liquidity in the period that the taxes are paid, if any, and to the extent that we use such liquidity to make distributions to our member for tax purposes. See Note 5 to our Notes to the Condensed Consolidated Financial Statements.

We are party to various litigation matters and tax disputes, including the actions recently commenced against the City of Gary, Indiana relating to the Amended Majestic Development Agreement. An adverse judgment in any one or more of these cases or tax disputes, or a determination that the Amended Majestic Development Agreement is not enforceable, could have an adverse effect on our liquidity and financial position.

Credit Facility Amendments

On March 31, 2008, we entered into Amendment Eight to the Senior Secured Credit Facility.  Amendment Eight was necessary as we were out of compliance with the minimum EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility) covenant of $70.0 million for the twelve-month period ended December 31, 2007. Amendment Eight waives the event of default that occurred as a result of being out of compliance with the minimum EBITDA covenant.  Amendment Eight modifies the definition of EBITDA, such that we can add back to EBITDA the $820,000 loss due to the sale and write down of obsolete slot machines recognized in the quarter ended June 30, 2007.  Amendment Eight also modifies the last twelve-month minimum EBITDA and interest coverage ratio financial covenants for the applicable fiscal quarterly period end dates starting with the last twelve-month period ended March 31, 2008.  Minimum EBITDA is now set at $58.5 million and the interest coverage ratio is set at 1.0 to 1.0 for each quarter end twelve-month period through the maturity of Senior Secured Credit Facility.

Amendment Eight also contains a provision that allows EBITDA, for any twelve-month period ending on the last day of any fiscal quarter which ends after the date of Amendment Eight, to be increased by the aggregate amount of cash common equity contributions made by any Person (as defined in the loan and security agreement to the Senior Secured Credit Facility) who is not a Borrower or Guarantor (both as defined in the loan and security agreement to the Senior Secured Credit Facility) to us during such twelve-month period to the extent that such cash common equity contributions are made on terms and conditions that are satisfactory to the agent bank to the Senior Secured Credit Facility, 100% of the proceeds of such cash common equity contributions are used by us to prepay the amounts outstanding under the Senior Secured Credit Facility during such twelve-month period and EBITDA was not increased as a result of cash common equity contributions made by any Person who is not a Borrower or Guarantor to us during our immediately preceding fiscal quarter; provided, however, that in no event shall our EBITDA be increased by more than $5.0 million in the aggregate on or after the date of Amendment Eight.

We were in compliance with the financial covenants contained in the Senior Secured Credit Facility, as amended, at March 31, 2008.

NEW ACCOUNTING PRINCIPLES

Recently issued accounting standards which may affect our financial results are noted in Note 3 to our Notes to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There has been no material change to these policies for the three-months ended March 31, 2008.

CONTRACTUAL COMMITMENTS

There have been no material changes from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 3.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

ITEM 4T.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

As of March 31, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

ITEM 1.                        LEGAL PROCEEDINGS.

Information regarding legal proceedings appears in Part I – Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Note 5 to the Condensed Consolidated Financial Statements included herein.

ITEM 1A.                     RISK FACTORS.

Information regarding risk factors appears in Part I – Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  There has been no material change from the risks previously disclosed in such report.

ITEM 6.                         EXHIBITS.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description of Document

10.1
Amendment Number Eight, dated as of March 31, 2008, among The Majestic Star Casino, LLC, certain subsidiary signatories thereto, the lender signatories and Wells Fargo Foothill, Inc. as Agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 4, 2008)

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP. II

/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

S-1